Form 10-Q
period 1996-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 1996-05-15
CIK 775714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[Mark one]
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MARCH 31, 1996

                                       OR

[    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______________ to _____________

              Commission File Number:  0-14675

                          CAMERA PLATFORMS INTERNATIONAL, INC.
              ----------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

             Delaware                                     95-4024550
     --------------------------------       ----------------------------------
       (State or other jurisdiction          (IRS Employer Identification No.)
      of incorporation or organization)

                    28145 Avenue Crocker, Valencia, California  91355
                    ----------------------------------------------------
                    (Address of principal executive offices)  (Zip Code)

                                         (805) 257-1444
                    -----------------------------------------------------
                      (Registrant's telephone number, including area code)

                                        Not Applicable
                   -------------------------------------------------------
                   (Former name, former address and former fiscal year,
                            if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996.

              Common Stock $.0005 par value                12,418,228
              -----------------------------           ---------------------
                       (Class)                           (Number of shares)


                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                   INDEX

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.   FINANCIAL INFORMATION:

      Item 1.    Financial Statements:

                 Condensed Consolidated Statement of Financial Position
                     at March 31, 1996, and December 31, 1995                                           3

                 Condensed Consolidated Statement of Operations for the
                     Three Months ended March 31, 1996 and 1995                                         4

                 Condensed Consolidated Statement of Cash Flows for the
                     Three Months ended March 31, 1996 and 1995                                         5

                 Notes to Condensed Consolidated Financial Statements                                   6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                          8


PART II.   OTHER INFORMATION                                                                            10

Signature Page                                                                                          10




                      CAMERA PLATFORMS INTERNATIONAL, INC.

               CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (Unaudited)

                                                                                    MARCH 31,     December 31,
                                                                                      1996           1995
                                                                                  ----------     ------------
                                              ASSETS
CURRENT ASSETS
   Cash                                                                            $ 198,000     $   190,000
   Accounts receivable, less allowance for doubtful accounts
      of $47,000 in 1996 and $49,000 in 1995                                         288,000         630,000
   Inventories                                                                       394,000         424,000
   Prepaid expenses                                                                   27,000          23,000
                                                                                  ----------     -----------
                 TOTAL CURRENT ASSETS                                                907,000       1,267,000

Property and equipment, net of accumulated depreciation
   and a $542,000 rental asset valuation allowance                                 1,905,000       2,020,000
Deposits                                                                             155,000         131,000
Other noncurrent assets                                                               45,000          44,000
                                                                                  ----------     -----------
                                                                                 $ 3,012,000     $ 3,462,000
                                                                                  ==========     ===========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                                               $  357,000     $   513,000
   Note payable, net of unamortized discount of $18,000                                --            382,000
   Note payable to related party                                                   1,129,000         600,000
   Accrued interest payable to related party                                         235,000         235,000
   Other current liabilities                                                          73,000          80,000
                                                                                   ---------     -----------
                 TOTAL CURRENT LIABILITIES                                         1,794,000       1,810,000

SHAREHOLDERS' EQUITY
   Common stock--$.0005 par value; 15,000,000 shares authorized; shares
     issued and outstanding: 12,418,228                                                6,000            6,000
   Additional paid-in capital                                                     21,270,000       21,270,000
   Accumulated deficit                                                           (20,058,000)     (19,624,000)
                                                                                  ----------     ------------
                 TOTAL SHAREHOLDERS' EQUITY                                        1,218,000        1,652,000
                                                                                 -----------       ----------
                                                                                 $ 3,012,000      $ 3,462,000
                                                                                 ===========       ==========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

Three months ended                                                MARCH 31, 1996          March 31, 1995
                                                                  --------------          -------------
REVENUES
- --------
Sales                                                               $  425,000               $  802,000
Rentals                                                                367,000                  464,000
                                                                    ----------               ----------
                                                                       792,000                1,266,000
                                                                    ----------               ----------

EXPENSES
- --------
Cost of sales                                                          411,000                  532,000
Cost of rentals                                                        363,000                  382,000
Selling, general and administrative                                    450,000                  411,000
                                                                    ----------               ----------
                                                                     1,224,000                1,325,000
                                                                    ----------               ----------
Operating loss                                                        (432,000)                 (59,000)

Other income (expense), net                                             (2,000)                 (22,000)
                                                                    ----------               ----------
NET LOSS                                                            ($ 434,000)               ($ 81,000)
                                                                    ==========               ==========

NET LOSS PER SHARE OF COMMON STOCK                                      ($0.03)                  ($0.01)
                                                                    ==========               ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       12,418,228               12,418,228
                                                                    ==========               ==========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

Three months ended                                                     MARCH 31, 1996         March 31, 1995
                                                                       --------------         --------------
OPERATING ACTIVITIES
    Net loss                                                             ($ 434,000)             ($ 81,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation and amortization                                     116,000                130,000
          Provision (credit) for doubtful accounts                           (2,000)                 1,000
          Changes in assets and liabilities:
                Accounts receivable                                         344,000               (246,000)
                Inventories                                                  30,000                 80,000
                Prepaid expenses                                             (4,000)                (5,000)
                Deposits and noncurrent assets                              (25,000)                17,000
                Accounts payable                                           (156,000)                84,000
                Accrued interest payable                                      --                     3,000
                Other current liabilities                                   (10,000)                 8,000
                                                                          ---------              ---------
    NET CASH USED IN OPERATING ACTIVITIES                                  (141,000)                (9,000)
                                                                          ---------              ---------
INVESTING ACTIVITIES
    Purchases of property and equipment                                      (1,000)               (74,000)
                                                                          ---------              ---------
    NET CASH USED IN INVESTING ACTIVITIES                                    (1,000)               (74,000)
                                                                          ---------              ---------
FINANCING ACTIVITIES
    Proceeds from borrowings of long-term debt                                --                   300,000
    Proceeds from borrowings of short-term debt                             529,000                  --
    Principal payment on note payable                                      (379,000)              (200,000)
                                                                          ---------              ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                               150,000                100,000
                                                                          ---------              ---------
NET INCREASE IN CASH                                                          8,000                 17,000
Cash at beginning of year                                                   190,000                 41,000
                                                                          ---------              ---------
CASH AT END OF PERIOD                                                     $ 198,000              $  58,000
                                                                          =========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
          Interest                                                         $  1,000                  --
          Income taxes                                                        --                     --
                                                                           ========               ========

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- SALE OF THE COMPANY
        The Company is continuing discussions with certain prospective purchasers with regard to the sale of the Company. The Company is also currently evaluating its alternatives in light of the fact that numerous prospective purchasers have been unable to consummate a mutually agreeable transaction since the Company was first offered for sale in November 1994.

NOTE 2 -- BASIS OF PRESENTATION
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 3 -- INVENTORIES

                                                                         March 31,            December 31,
                                                                        ------------          ------------
                                                                            1996                   1995
                                                                        ------------          ------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . .             $ 160,000             $ 158,000
Finished goods  . . . . . . . . . . . . . . . . . . . . . . .               234,000               266,000
                                                                         ----------            ----------
                                                                          $ 394,000             $ 424,000
                                                                          =========             =========

NOTE 4 --  NOTE PAYABLE TO RELATED PARTY
        The Company has a $3,000,000 line of credit established with UST Inc. ("UST"), which expires on December 31, 1996. The Company accrued interest monthly at the prime rate on credit line advances. At February 28, 1995, interest ceased to accrue on this line of credit pursuant to a letter of intent related to the sale of the Company. On February 16, 1996, UST extended the expiration date of the line to December 31, 1996.

        At March 31, 1996, the Company has drawn $1,129,000 under the line of credit. At May 10, 1996, the Company has drawn $1,246,000 under the line of credit.

NOTE 5 - NOTE PAYABLE
        The Company had two remaining payments for the 1993 purchase of Panther Corporation of America from Panther GmbH. These payments, of $200,000 each, were payable on January 29, 1996 and 1997. These payments were carried on the Condensed Consolidated Statement of Financial Position at December 31, 1995, at their present value, discounted at 8%.

        In January 1996, the Company took a $379,000 advance on the UST credit line to make

                      CAMERA PLATFORMS INTERNATIONAL, INC.



both payments and retire the note. The 1997 payment, remitted one year early, was discounted at 12% to $179,000.

NOTE 6 - OPERATING LEASES
        The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from one day to several weeks in duration, with occasional rentals of several months. The Company also has a small number of camera dollies on long-term operating leases of twelve to thirty-six months, and one camera car on a month-to-month operating lease. None of the rentals are noncancelable leases, and no contingent rentals are included in the Company's results.

                                                                           March 31,          December 31,
                                                                            1996                  1995
                                                                        ------------         --------------
Carrying value of rental equipment  . . . . . . . . . . . . . . .         $5,078,000            $5,078,000
Less accumulated depreciation . . . . . . . . . . . . . . . . . .          2,699,000             2,590,000
Less rental asset valuation allowance . . . . . . . . . . . . . .            542,000               542,000
                                                                         -----------           -----------
                                                                          $1,837,000            $1,946,000
                                                                         ============          ===========

NOTE 7 - CONTINGENCIES
        For a number of years, the Shotmaker division's camera cars have been unable to meet prescribed vehicle emission standards, and the Company obtained smog control certificates for its camera cars illegally. In March 1996, the Company voluntarily disclosed its actions to appropriate state authorities, and requested an exemption from the vehicle emissions control requirements. The Company anticipates that it may be required to pay a fine in this matter, but until such time as the appropriate agencies have had the opportunity to investigate the matter and discuss it with Company management, the Company can not reasonably estimate whether such a fine might be material to the Company's financial position, results of operations, or liquidity. The Company is hopeful that its camera cars might receive an exemption from the emissions control requirements.

        In the event that the various agencies involved in this matter reach an unfavorable decision, and the State of California denies an exemption to the Company, it is possible that as many as five Elite camera cars may have to be kept out of service. The loss of these five camera cars that can not be retrofitted could have a material adverse affect on Shotmaker revenues and, therefore, on the revenues and profits and business prospects of the Company. In this event the Company would look for alternative means to operate these vehicles in a legal and appropriate manner. The Company might also consider selling these vehicles to other geographic areas in which they could be operated legally without emission control devices.

        It is anticipated that the remaining ten camera cars could be retrofitted with appropriate emissions control devices, and obtain the necessary smog certificates. The estimated cost of the necessary modifications to these cars aggregates to approximately $16,000. The retrofit of these vehicles will adversely affect the ability of the cars to perform their intended function, and it is uncertain at this time to what extent Shotmaker results of operations might be affected.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
        The Company has a $3,000,000 line of credit established with UST Inc ("UST"), which expires on December 31, 1996. The Company accrued interest monthly at the prime rate on credit line advances. At February 28, 1995, interest ceased to accrue on this line of credit pursuant to a letter of intent related to the sale of the Company. On February 16, 1996, UST extended the expiration date of the line to December 31, 1996.

        At March 31, 1996, the Company has drawn $1,129,000 under the line of credit. At May 10, 1996, the Company has drawn $1,246,000 under the line of credit. If the contemplated sale of the Company does not close, the Company will seek to extend the expiration date of the UST line of credit.

        While the Company's operations are providing sufficient cash flow to meet current operating requirements, the Company has had to draw on the UST credit line to fund additional expenses related to the sale of the Company.
The Company believes that working capital generated by operations, along with the remaining availability under the UST line of credit, will continue to provide sufficient funds to meet CPI's operating cash requirements for the next twelve months, assuming, in the event the Company is not sold, the expiration date of the UST line of credit is extended. Further, if the Company is not sold, the Company would also require credit line advances, or external financing, to fund material research and development expenditures necessary in the Lightmaker division. If such funding could not be obtained, the revenues and future operations of Lightmaker could decline materially.

RESULTS OF OPERATIONS
        The following analysis compares the three months ended March 31, 1996, with the three months ended March 31, 1995.

        The Company's revenue for the first quarter of 1996 decreased by 37% as compared with the corresponding period of the prior year. First quarter sales revenue decreased by 47% as a result of weaker Lightmaker sales, and a large sale of dollies and cranes in the first quarter of 1995. Lightmaker sales have been adversely affected as a result of concerns in the industry about the future of Lightmaker after the sale of the Company. Lightmaker has also faced increasingly stiff competition as several competitors have introduced new electronic ballasts with innovative features. International customers accounted for 42% of first quarter sales as compared with 23% in the first quarter of 1995.

        First quarter rental revenue decreased by 21% as compared with the corresponding period of the prior year. The decrease resulted primarily from the loss during 1995 of two product lines for camera cranes under which the Company earned revenue through split rental agreements.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



        Cost of sales decreased by 23% from the prior comparable period because of the decrease in consolidated sales. Cost of rentals decreased by 5% from the prior comparable period because of decreased split rental expenses.

        Selling, general and administrative expense for the first quarter increased by 9% primarily as a result of increased expenses related to the sale of the Company, and increased litigation expenses.

        Other expense decreased for the first quarter because the Company recorded a gain on foreign currency exchange as the dollar strengthened against the deutsche mark, decreasing the cost of products purchased for resale from Panther GmbH. This gain mostly offset a small amount of interest expense.

        The net loss for the first quarter increased to $434,000, from $81,000 in the first quarter of 1995. The net loss per share of common stock increased to $0.03 per share in 1996 from $0.01 per share in 1995.

        Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in 1996.

        All international sales are denominated and remitted in U.S. dollars, and all foreign transactions are settled within a short period of time. Accordingly, the Company does not anticipate that foreign currency fluctuations will have a material effect on operations in the next twelve months.

Environmental Issues
        For a number of years, the Shotmaker division's camera cars have been unable to meet prescribed vehicle emission standards, and the Company obtained smog control certificates for its camera cars illegally. In March 1996, the Company voluntarily disclosed its actions to appropriate state authorities, and requested an exemption from the vehicle emissions control requirements. The Company anticipates that it may be required to pay a fine in this matter, but until such time as the appropriate agencies have had the opportunity to investigate the matter and discuss it with Company management, the Company can not reasonably estimate whether such a fine might be material to the Company's financial position, results of operations, or liquidity. The Company is hopeful that its camera cars might receive an exemption from the emissions control requirements.

        In the event that the various agencies involved in this matter reach an unfavorable decision, and the State of California denies an exemption to the Company, it is possible that as many as five Elite camera cars may have to be kept out of service. The loss of these five camera cars that can not be retrofitted could have a material adverse affect on Shotmaker revenues and, therefore, on the revenues and profits and business prospects of the Company. In this event the Company would look for alternative means to operate these vehicles in a legal and appropriate

                      CAMERA PLATFORMS INTERNATIONAL, INC.


manner. The Company might also consider selling these vehicles to other geographic areas in which they could be operated legally without emission control devices.

        It is anticipated that the remaining ten camera cars could be retrofitted with appropriate emissions control devices, and obtain the necessary smog certificates. The estimated cost of the necessary modifications to these cars aggregates to approximately $16,000. The retrofit of these vehicles will adversely affect the ability of the cars to perform their intended function, and it is uncertain at this time to what extent Shotmaker results of operations might be affected.



                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. There were no reports on Form 8-K for the three months ended March 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAMERA PLATFORMS INTERNATIONAL, INC.



Date:  May 10, 1996                                PHILIP M.PANZERA
                                         ------------------------------------
                                         Philip M. Panzera
                                         President
                                         (Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit 27       Financial Data Schedule