Form 10-Q
period 1996-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 1996-08-14
CIK 775714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[Mark one]
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

         Commission File Number:  0-14675

                      CAMERA PLATFORMS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                    95-4024550
   ---------------------------------          ---------------------------------
     (State or other jurisdiction             (IRS Employer Identification No.)
   of incorporation or organization)

           28145 Avenue Crocker, Valencia, California       91355
           ---------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

                                 (805) 257-1444
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X      No
                                                 ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1996.


         Common Stock $.0005 par value                     12,418,228
         -----------------------------                 ------------------
                   (Class)                             (Number of shares)

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                     INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.   FINANCIAL INFORMATION:

        Item 1.         Financial Statements:

                        Condensed Consolidated Statement of Financial Position
                            at June 30, 1996, and December 31, 1995                                  3

                        Condensed Consolidated Statement of Operations for the
                            Three Months ended June 30, 1996 and 1995, and the
                            Six Months ended June 30, 1996 and 1995                                  4

                        Condensed Consolidated Statement of Cash Flows for the
                            Six Months ended June 30, 1996 and 1995                                  5

                        Notes to Condensed Consolidated Unaudited Financial
                            Statements                                                               6

        Item 2.         Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                      8


PART II.   OTHER INFORMATION                                                                         10

Signature Page                                                                                       10

                      CAMERA PLATFORMS INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)

- --------------------------------------------------------------------------------------------------------------
                                                                                     JUNE 30,     December 31,
                                                                                       1996           1995
- --------------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                          $   117,000     $   190,000
   Accounts receivable, less allowance for doubtful accounts
     of $18,000 in 1996 and $49,000 in 1995                                          226,000         630,000
   Inventories                                                                       452,000         424,000
   Prepaid expenses                                                                   21,000          23,000
                                                                                 -----------    ------------
           TOTAL CURRENT ASSETS                                                      816,000       1,267,000

Property and equipment, net of accumulated depreciation
   and a $542,000 rental asset valuation allowance                                 1,754,000       2,020,000
Deposits                                                                             116,000         131,000
Other noncurrent assets                                                               49,000          44,000
                                                                                 -----------    ------------
                                                                                 $ 2,735,000     $ 3,462,000
============================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                               $  449,000     $   513,000
   Notes payable to related party                                                  1,246,000         600,000
   Note payable, net of unamortized discount of $18,000                                 --           382,000
   Accrued interest payable to related party                                         235,000         235,000
   Other current liabilities                                                          70,000          80,000
                                                                                   ---------     -----------
           TOTAL CURRENT LIABILITIES                                               2,000,000       1,810,000

SHAREHOLDERS' EQUITY
   Common stock--$.0005 par value; 15,000,000 shares authorized; shares
     issued and outstanding: 12,418,228 in 1996 and 1995                               6,000           6,000
   Additional paid-in capital                                                     21,270,000      21,270,000
   Accumulated deficit                                                           (20,541,000)    (19,624,000)
                                                                                  ------------   ------------

           TOTAL SHAREHOLDERS' EQUITY                                                735,000       1,652,000
                                                                                 -----------     -----------
                                                                                 $ 2,735,000     $ 3,462,000
============================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

- --------------------------------------------------------------------------------------------------------------
                                            Three months ended June 30,            Six months ended June 30,
                                                1996            1995                 1996            1995
- --------------------------------------------------------------------------------------------------------------
REVENUES
- --------

Sales                                        $ 425,000      $ 541,000              $ 851,000      $1,343,000
Rentals                                        354,000        507,000                721,000         971,000
                                            -----------    -----------            -----------     -----------

                                               779,000      1,048,000              1,572,000       2,314,000
                                            -----------    -----------            -----------     -----------

EXPENSES
- --------

Cost of sales                                  380,000        374,000                791,000         907,000
Cost of rentals                                356,000        395,000                719,000         777,000
Selling, general and administrative            528,000        553,000                979,000         963,000
                                            -----------    -----------            -----------     -----------

                                             1,264,000      1,322,000              2,489,000       2,647,000
                                            -----------    -----------            -----------     -----------

Operating loss                                (485,000)      (274,000)              (917,000)       (333,000)

Foreign currency exchange gain (loss)            3,000        (12,000)                17,000         (23,000)
Other expense                                   (1,000)        (4,000)               (17,000)        (15,000)
                                            -----------    -----------            -----------     -----------

NET LOSS                                    ($ 483,000)    ($ 290,000)            ($ 917,000)     ($ 371,000)
==============================================================================================================

NET LOSS PER SHARE OF COMMON STOCK              ($0.04)        ($0.02)                ($0.07)         ($0.03)
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                        12,418,228     12,418,228             12,418,228      12,418,228
==============================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

- --------------------------------------------------------------------------------------------------------------
Six months ended                                                        JUNE 30, 1996          June 30, 1995
- --------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                             ($ 917,000)            ($ 371,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation and amortization                                     207,000                260,000
          Gain on sale of equipment                                           --                    (4,000)
          Provision (credit) for doubtful accounts                          (31,000)               (10,000)
          Changes in assets and liabilities:
                Accounts receivable                                         435,000                (97,000)
                Inventories                                                 (28,000)                96,000
                Prepaid expenses                                              2,000                  5,000
                Deposits and noncurrent assets                               10,000                 90,000
                Accounts payable                                            (64,000)                (4,000)
                Accrued interest payable                                      --                     3,000
                Other current liabilities                                   (10,000)                 4,000
- --------------------------------------------------------------------------------------------------------------
    NET CASH USED IN OPERATING ACTIVITIES                                  (396,000)               (28,000)
- --------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Purchases of property and equipment                                     (11,000)               (55,000)
    Proceeds from sale of equipment                                          67,000                  4,000
- --------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      56,000                (51,000)
- --------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Proceeds from borrowings of short-term debt                             646,000                400,000
    Principal payment on note payable                                      (379,000)              (200,000)
- --------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                               267,000                200,000
- --------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                             (73,000)               121,000
Cash at beginning of year                                                   190,000                 41,000
- --------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                     $ 117,000              $ 162,000
==============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
          Interest                                                         $ 19,000                $ 1,000
          Income taxes                                                        2,000                  2,000
==============================================================================================================


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

NOTE 2 -- BASIS OF PRESENTATION
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 3 -- INVENTORIES

                                                                          June 30,            December 31,
                                                                            1996                  1995
                                                                        ------------         --------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . .             $ 199,000             $ 158,000
Finished goods  . . . . . . . . . . . . . . . . . . . . . . .               253,000               266,000
                                                                         ----------            ----------
                                                                          $ 452,000             $ 424,000
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

        At June 30, 1996, the Company had drawn $1,246,000 under the line of credit. At August 9, 1996, the Company has drawn $1,296,000 under the line of credit.

NOTE 5 - NOTE PAYABLE
        The Company had two remaining payments for the 1993 purchase of Panther Corporation of America from Panther GmbH. These payments, of $200,000 each, were payable on January 29, 1996 and 1997. These payments were carried on the Condensed Consolidated Statement of Financial Position at December 31, 1995, at their present value, discounted at 8%.

        In January 1996, the Company took a $379,000 advance on the UST credit line to make both payments and retire the note. The 1997 payment, remitted one year early, was discounted at 12% to $179,000.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


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

                                                                          June 30,            December 31,
                                                                            1996                  1995
                                                                        ------------         --------------
Carrying value of rental equipment  . . . . . . . . . . . . . . .         $5,017,000            $5,078,000
Less accumulated depreciation . . . . . . . . . . . . . . . . . .          2,789,000             2,590,000
Less rental asset valuation allowance . . . . . . . . . . . . . .            542,000               542,000
                                                                         -----------           -----------
                                                                          $1,686,000            $1,946,000
                                                                         ============          ===========

NOTE 7 - CONTINGENCIES
        For a number of years, the Shotmaker division's camera cars have been unable to meet prescribed vehicle emission standards, and the Company obtained smog control certificates for its camera cars illegally. In March 1996, the Company voluntarily disclosed its actions to appropriate state authorities. The Company is continuing its efforts, in conjunction with state authorities, to bring its camera cars into compliance with all applicable laws and regulations. The Company is hopeful that it will receive final approval from the state for a corrective procedure which will allow the vehicles to be brought into full compliance for an estimated expenditure of $60,000.

        Since April 1, 1996, the Company has had one camera car out of service because it cannot be properly registered, and two other camera cars which are registered, but cannot legally operate within the State of California. The loss of revenue from these three cars was the primary reason for a $52,000 decline in Shotmaker rental revenue during the second quarter. Once the problem is resolved, the Company believes there will be no residual effect on the operations of its Shotmaker division, but no assurances can be given at this time that the Company's current efforts to resolve the problem will be successful.

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

         At June 30, 1996, the Company had drawn $1,246,000 under the line of credit. At August 9, 1996, the Company has drawn $1,296,000 under the line of credit. If the contem-plated sale of the Company does not close, the Company will seek to extend the expiration date of the UST line of credit.

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

RESULTS OF OPERATIONS

         The following analysis compares the three months ended June 30, 1996, with the three months ended June 30, 1995, and the six months ended June 30, 1996, with the six months ended June 30, 1995.

         The Company's revenue for the second quarter and first six months of 1996 decreased by 26% and 32%, respectively, as compared with the corresponding periods of the prior year. Second quarter and year-to-date sales revenue decreased by 21% and 37%, respectively, as a result of weaker Lightmaker sales, and a large sale of dollies and cranes in the first quarter of 1995.
Lightmaker sales have been adversely affected as a result of concerns in the industry about the future of Lightmaker after the sale of the Company. Lightmaker has also faced increasingly stiff competition as several competitors have introduced new electronic ballasts with innovative features.

         International customers accounted for 45% of sales for the second quarter, as compared with 22% in the second quarter of 1995. Year- to-date, international customers accounted for 44% of sales, as compared with 23% in the corresponding period of 1995. The percentage of international sales has increased during 1996 as a result of weaker domestic sales of Lightmaker ballasts.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


         Rental revenue for the second quarter and six months decreased by 30% and 26%, respectively, as compared with the corresponding periods in the prior year. These decreases resulted from the loss of two product lines for camera cranes under which the Company earned revenue through split rental agreements, and the loss of revenue from three camera cars which are not in compliance with emission control requirements.

         Cost of sales increased by 2% in the second quarter primarily because of reduced margins from the sale of used rental equipment for book value. Cost of sales decreased by 13% year-to-date primarily as a result of the decrease in sales volume. Cost of rentals decreased by 10% in the second quarter, and 7% year-to-date, primarily because of the respective decreases in rental revenue.

         Selling, general and administrative expense decreased by 5% in the second quarter because of reduced salaries and commissions in Lightmaker. Selling, general and administrative expense increased by 2% year-to-date because of increases in advertising expense and professional fees.

         Foreign currency exchange losses during 1995 changed into modest gains in 1996 as the dollar strengthened against the deutsche mark, decreasing the cost of products purchased for resale from Panther GmbH. Other expense remained relatively stable from the corresponding periods of the prior year.

         The Company's net loss increased by $193,000 (67%) in the second quarter, and $546,000 (147%) year-to-date. The net loss per share for the quarter increased from $0.02 to $0.04, and the net loss per share for the six months increased from $0.03 to $0.07.

         Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in the next twelve months.

         All international sales are denominated and remitted in U.S. dollars, and foreign transactions are generally settled within a short period of time. Accordingly, the Company does not anticipate that foreign currency fluctuations will have a material effect on operations in the next twelve months.

Environmental Issues
         For a number of years, the Shotmaker division's camera cars have been unable to meet prescribed vehicle emission standards, and the Company obtained smog control certificates for its camera cars illegally. In March 1996, the Company voluntarily disclosed its actions to appropriate state authorities. The Company is continuing its efforts, in conjunction with state authorities, to bring its camera cars into compliance with all applicable laws and regulations. The Company is hopeful that it will receive final approval from the state for a corrective procedure which will allow the vehicles to be brought into full compliance for an estimated expenditure of $60,000.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


         Since April 1, 1996, the Company has had one camera car out of service because it cannot be properly registered, and two other camera cars which are registered, but cannot legally operate within the State of California. The loss of revenue from these three cars was the primary reason for a $52,000 decline in Shotmaker rental revenue during the second quarter. Once the problem is resolved, the Company believes there will be no residual effect on the operations of its Shotmaker division, but no assurances can be given at this time that the Company's current efforts to resolve the problem will be successful.



                          PART II - OTHER INFORMATION

Item 1. Litigation. On August 9, 1996, the Company was served with a complaint in an action entitled Fred Neva et al. v. Camera Platforms International, Inc., et al., which was filed in the United States District Court, District of Minnesota, 4th Division (Case Number 4-96 Civ. 776). The complaint is filed by a number of shareholders of the Company against the Company, its officers and directors, and certain of its former officers and directors. The complaint alleges that (i) the officers and directors of the Company mismanaged the Company and breached their fiduciary duty to the Company and its shareholders; (ii) the Company has violated Section 10(b) and Rule 10(b)(5) under the Securities Exchange Act of 1934 by making false representations concerning the Company's stock, and (iii) the officers and directors breached their duty of care to the Company by paying excessive compensation to the Company's officers. The complaint seeks unspecified damages in excess of $50,000 on each of the three counts, plus costs, disbursements and attorneys' fees.



Item 6. Exhibits and Reports on Form 8-K. There were no reports on Form 8-K for the three months ended June 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAMERA PLATFORMS INTERNATIONAL, INC.



Date:  August 9, 1996                            PHILIP M. PANZERA
                                           ------------------------------------
                                                 Philip M. Panzera
                                                 President
                                                 (Principal Financial Officer)