Form 10-Q
period 1996-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 1996-11-14
CIK 775714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[Mark one]
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

[    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to _____________

              Commission File Number:  0-14675

                      CAMERA PLATFORMS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                              95-4024550
          ---------------------------------            -------------------
              (State or other jurisdiction               (IRS Employer
          of incorporation or organization)            Identification No.)

               28145 Avenue Crocker, Valencia, California     91355
           -----------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1996.

     Common Stock $.0005 par value                      12,418,228
     -----------------------------                 ------------------
              (Class)                              (Number of shares)

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                     INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.   FINANCIAL INFORMATION:

        Item 1.      Financial Statements:

                     Condensed Consolidated Statement of Financial Position
                        at September 30, 1996, and December 31, 1995                                 3

                     Condensed Consolidated Statement of Operations for the
                        Three Months ended September 30, 1996 and 1995, and
                        the Nine Months ended September 30, 1996 and 1995                            4

                     Condensed Consolidated Statement of Cash Flows for the
                        Nine Months ended September 30, 1996 and 1995                                5

                     Notes to Condensed Consolidated Unaudited Financial
                        Statements                                                                   6

        Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                          9


PART II.   OTHER INFORMATION


        Item 1.         Legal Proceedings                                                            11

        Item 6.         Exhibits and Reports on Form 8-K                                             11

Signature Page                                                                                       11

                      CAMERA PLATFORMS INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30,     December 31,
                                                                                    1996              1995
----------------------------------------------------------------------------------------------------------------
                                                                     ASSETS
CURRENT ASSETS
   Cash                                                                         $    33,000      $   190,000
   Accounts receivable, less allowance for doubtful accounts
     of $32,000 in 1996 and $49,000 in 1995                                         491,000          630,000
   Inventories                                                                      446,000          424,000
   Prepaid expenses                                                                  65,000           23,000
                                                                                ------------     ------------
           TOTAL CURRENT ASSETS                                                   1,035,000        1,267,000

Property and equipment, net of accumulated depreciation
   and a $542,000 rental asset valuation allowance                                1,630,000        2,020,000
Deposits                                                                             69,000          131,000
Other noncurrent assets                                                             102,000           44,000
                                                                                ------------     ------------
                                                                                $ 2,836,000      $ 3,462,000

================================================================================================================

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                             $   609,000      $   513,000
   Notes payable to related party                                                 1,346,000          600,000
   Note payable, net of unamortized discount of $18,000                              --              382,000
   Accrued interest payable to related party                                        235,000          235,000
   Other current liabilities                                                        100,000           80,000
                                                                                ------------     ------------
           TOTAL CURRENT LIABILITIES                                              2,290,000        1,810,000

SHAREHOLDERS' EQUITY
   Common stock--$.0005 par value; 15,000,000 shares authorized; shares
     issued and outstanding: 12,418,228 in 1996 and 1995                              6,000            6,000
   Additional paid-in capital                                                    21,270,000       21,270,000
   Accumulated deficit                                                          (20,730,000)     (19,624,000)
                                                                                ------------     ------------

           TOTAL SHAREHOLDERS' EQUITY                                               546,000        1,652,000
                                                                                ------------     ------------
                                                                                $ 2,836,000      $ 3,462,000

================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                Three months ended                    Nine months ended
                                                   September 30,                        September 30,
                                                1996            1995                 1996            1995
--------------------------------------------------------------------------------------------------------------
REVENUES

Sales                                        $ 588,000      $ 483,000             $1,439,000      $1,826,000
Rentals                                        464,000        446,000              1,186,000       1,417,000
                                            -----------    -----------            -----------     -----------

                                             1,052,000        929,000              2,625,000       3,243,000
                                           ------------     ----------            -----------     -----------

EXPENSES

Cost of sales                                  484,000        311,000              1,275,000       1,218,000
Cost of rentals                                362,000        350,000              1,082,000       1,126,000
Selling, general and administrative            352,000        426,000              1,331,000       1,390,000
                                            -----------    -----------            -----------     -----------

                                             1,198,000      1,087,000              3,688,000       3,734,000
                                            -----------    -----------            -----------     -----------

Operating loss                                (146,000)      (158,000)            (1,063,000)       (491,000)

Interest expense to related party                --             --                     --             (3,000)
Foreign currency exchange loss                   --             --                    17,000         (23,000)
Other income (expense)                         (43,000)        (9,000)               (59,000)        (21,000)
                                           ------------    -----------            -----------     -----------

NET LOSS                                    ($ 189,000)    ($ 167,000)           ($1,105,000)      ($538,000)

==============================================================================================================


NET LOSS PER SHARE OF COMMON STOCK              ($0.02)        ($0.01)                ($0.09)         ($0.04)

==============================================================================================================


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                        12,418,228     12,418,228             12,418,228      12,418,228

==============================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------------
Nine months ended                                                   SEPTEMBER 30, 1996     September 30, 1995
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                           ($ 1,105,000)            ($ 538,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation and amortization                                     265,000                379,000
          Gain on sale of equipment                                           --                    (4,000)
          Provision (credit) for doubtful accounts                          (17,000)                (4,000)
          Changes in assets and liabilities:
                Accounts receivable                                         156,000                (25,000)
                Inventories                                                 (22,000)               178,000
                Prepaid expenses                                            (41,000)                 5,000
                Deposits and noncurrent assets                                4,000                 60,000
                Accounts payable                                             96,000               (202,000)
                Accrued interest payable                                      --                     3,000
                Other current liabilities                                    20,000                (23,000)
--------------------------------------------------------------------------------------------------------------
    NET CASH USED IN OPERATING ACTIVITIES                                  (644,000)              (171,000)
--------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Purchases of property and equipment                                    (106,000)               (30,000)
    Proceeds from sale of equipment                                         226,000                  4,000
--------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     120,000                (26,000)
--------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Proceeds from borrowings of short-term debt                             746,000                500,000
    Principal payment on note payable                                      (379,000)              (200,000)
--------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                               367,000                300,000
--------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                            (157,000)               103,000
Cash at beginning of year                                                   190,000                 41,000
CASH AT END OF PERIOD                                                      $ 33,000              $ 144,000
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
          Interest                                                         $ 21,000                $ 1,000
          Income taxes                                                        2,000                  2,000
==============================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- SALE OF THE COMPANY

        As of September 30, 1996, the Company was continuing discussions with certain prospective purchasers with regard to the sale of the Company. On October 10, 1996, Shotmaker Acquisition Corporation, a Delaware corporation ("SAC"), as nominee of W/F Investment Corp., a California corporation ("W/F"), purchased from UST, Inc., a Delaware corporation ("UST") and UST Enterprises Inc., a Delaware corporation ("Enterprises"), an aggregate of 9,403,168 shares of the $.0005 common stock, which shares constitute 75.7% of the issued and outstanding common stock of the Company. The acquisition of the common stock was made pursuant to that certain Stock Purchase and Contribution Agreement dated October 10, 1996 (the "Stock Purchase Agreement") by and among UST, Enterprises, W/F and the Company. In accordance with the terms of the Stock Purchase Agreement, SAC paid to UST and Enterprises cash in the amount of $94,032 for the 9,403,168 shares of common stock. SAC also made a capital contribution of $191,738 to the Company and W/F arranged for a line of credit from Foothill Capital Corporation ("Foothill") in the amount of $850,000 to be made available to the Company.

NOTE 2 -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, please refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 3 -- INVENTORIES

                                                                        September 30,        December 31,
                                                                       ---------------     ----------------
                                                                             1996               1995
                                                                       ---------------     ----------------
Raw materials . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $223,000            $158,000
Finished Goods  . . . . . . . . . . . . . . . . . . . . . . . . . . .       223,000             266,000
                                                                           --------            --------
                                                                           $446,000            $424,000
                                                                           ========            ========

NOTE 4 --  NOTE PAYABLE TO RELATED PARTY

        As of September 30, 1996, the Company had a $3,000,000 line of credit established with UST, which would have expired on December 31, 1996. The Company accrued interest monthly at the prime rate on credit line advances. At February 28, 1995, interest ceased to accrue on funds advanced under this line of credit pursuant to a letter of intent related to the sale of the Company.
On February 16, 1996, UST extended the expiration date of the line to

                      CAMERA PLATFORMS INTERNATIONAL, INC.

December 31, 1996. At September 30, 1996, the Company had drawn $1,346,000 under the line of credit.

        Pursuant to the terms of the Stock Purchase Agreement, UST forgave on October 10, 1996, all amounts in excess of $250,000 owed by the Company to UST, including accrued interest. The total debt forgiven, including accrued interest, was $1,330,138. UST agreed to defer repayment of such $250,000 for eighteen months and one day, and the Company agreed to repay on such date the $250,000 plus accrued interest.

NOTE 5 - NOTES PAYABLE

        As of December 31, 1995, the Company had two remaining payments for the 1993 purchase of Panther Corporation of America from Panther GmbH. These payments, of $200,000 each, were payable on January 29, 1996 and 1997. These payments are carried on the Condensed Consolidated Statement of Financial Position at their present value, totaling $375,000, discounted at 8%. In January 1996, the Company took a $379,000 advance on the UST credit line to make both payments and retire the note. The 1997 payment, remitted one year early, was discounted at 12% to $179,000.

        On October 10, 1996, the Company obtained a line of credit from Foothill in the amount of $850,000. The interest rate on the Foothill note is prime plus four percent. The note has a term of one year and requires monthly principal paydowns in the amount of $17,000. The note is secured by substantially all the assets of the Company.

NOTE 6 - OPERATING LEASES

        The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from one day to several weeks in duration, with occasional rentals of several months. The Company also has a small number of camera dollies on long-term operating leases of twelve to thirty-six months, and one camera car on a long-term operating lease of twenty-four months. None of the rentals are noncancelable leases, and no contingent rentals are included in the Company's results.

                                                                         September 30,        December 31,
                                                                            1996                  1995
                                                                        ------------         --------------
Carrying value of rental equipment  . . . . . . . . . . . . . . .         $4,886,000            $5,078,000
Less accumulated depreciation . . . . . . . . . . . . . . . . . .          2,843,000             2,590,000
Less rental asset valuation allowance . . . . . . . . . . . . . .            542,000               542,000
                                                                         -----------           -----------
                                                                          $2,079,000            $2,357,000
                                                                         ============          ===========

NOTE 7 - CONTINGENCIES

         For a number of years, the Shotmaker division's camera cars have been unable to meet prescribed vehicle emission standards, and the Company obtained smog control certificates for its camera cars illegally. In March 1996, the Company voluntarily disclosed its actions to

                      CAMERA PLATFORMS INTERNATIONAL, INC.

appropriate state authorities. Since April 1, 1996, the Company has had one camera car out of service because it cannot be properly registered, and two other camera cars which are registered, but cannot legally operate within the State of California. As of September 30, 1996, the Company was continuing its efforts, in conjunction with state authorities, to bring its camera cars into compliance with state law. As of November 13, 1996, approximately half of the Company's fleet of camera cars had been brought into full compliance with state law. The Company is seeking to bring the other camera cars in the fleet into full compliance and anticipates that this will be accomplished before December 31, 1996.

         On August 9, 1996, the Company was served with a complaint in an action entitled Fred Neva et al. V. Camera Platforms International, Inc., et al., which was filed in the United States District Court, District of Minnesota, 4th Division (Case Number 4-96 Civ. 776). The complaint was filed by a number of shareholders of the Company against the Company, its officers and directors, and certain of its former officers and directors. The complaint alleges that (i) the officers and directors of the Company mismanaged the Company and breached their fiduciary duty to the Company and its shareholders;
(ii) the Company has violated Section 10(b) and Rule 10(b)(5) under the Securities Exchange Act of 1934 by making false representations concerning the Company's stock; and (iii) the officers and directors breached their duty of care to the Company by paying excessive compensation to the Company's officers. The complaint seeks unspecified damages in excess of $50,000 on each of the three counts, plus costs, disbursements and attorneys' fees. Pursuant to the Stock Purchase Agreement the Company has been indemnified by UST for losses arising out of this lawsuit.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1996, the Company had a $3,000,000 line of credit established with UST, which would have expired on December 31, 1996. The Company accrued interest monthly at the prime rate on credit line advances. At February 28, 1995, interest ceased to accrue on funds advanced under this line of credit pursuant to a letter of intent related to the sale of the Company.
On February 16, 1996, UST extended the expiration date of the line to December 31, 1996. At September 30, 1996, the Company had drawn $1,346,000 under the line of credit.

        On October 10, 1996, pursuant to the terms of the Stock Purchase Agreement, UST forgave all amounts owed by the Company to UST in excess of $250,000. The total debt forgiven, including accrued interest, was $1,330,138. On the same date the Company obtained a line of credit from Foothill in the amount of $850,000. The Foothill loan has a term of one year and operates as a revolving line of credit. The Foothill loan requires monthly interest payments and monthly principal paydowns in the amount of $17,000. As of November 13, 1996, the Company had drawn $31,500 on the Foothill loan.

        The Company believes that working capital generated by operations, along with the availability under the Foothill line of credit, will provide sufficient funds to meet CPI's operating cash requirements for the next twelve months.

RESULTS OF OPERATIONS

        The following analysis compares the three months ended September 30, 1996, with the three months ended September 30, 1995, and the nine months ended September 30, 1996, with the nine months ended September 30, 1995.

        The Company's total revenues for the third quarter increased 13% as compared with the corresponding period in the prior year. The increase resulted from higher sales of dollies and cranes. Rental revenues for the period were relatively flat. Total revenues for the year- to-date were 19% less than the corresponding period in the prior year. Notwithstanding the improvement in the quarter, both sales and rental revenues were less than in 1995.

        Sales for the third quarter showed an increase of 22% as compared with the corresponding period in the prior year. The increase in sales of dollies and cranes referred to above more than compensated for the decline in sales of Lightmaker ballasts, which had been adversely affected by industry concerns about the future of the Lightmaker business and increased competition from several competitors who introduced new electronic ballasts. Sales for the year-to-date were 22% less than the corresponding period in the prior year, despite improvement in the third quarter. The year-to-date sales decline was primarily due to the problems affecting Lightmaker's performance.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


        International customers accounted for 12% of sales for the third quarter, as compared with 35% in the third quarter of 1995. Year-to- date, international customers accounted for 31% of sales, as compared with 26% in the corresponding period of 1995. The percentage of international sales has increased during 1996 as a result of weaker domestic sales of Lightmaker ballasts.

        Rental revenue for the third quarter increased by 4% primarily because of increased motion control rentals. Rental revenue decreased by 16% year-to-date primarily as a result of the loss of two product lines for camera cranes under which the Company earned revenue through split rental agreements, and the loss of revenue from three camera cars which are not in compliance with emission control requirements.

        Cost of sales for the third quarter and nine months increased by 56% and 5%, respectively, as compared with the corresponding periods in the prior year. These increases resulted from reduced margins from the sale of used rental equipment for book value and a decrease in Lightmaker sales volume. Cost of rentals increased by 3% in the third quarter primarily because of the decrease in camera car rentals. Cost of rentals decreased 4% year-to-date primarily because of the respective decrease in renal revenue.

        Selling, general and administrative expense for the third quarter and nine months decreased by 17% and 4%, respectively, as compared with the corresponding periods in the prior year. These decreases resulted primarily because of reduced salaries and commissions in Lightmaker.

        Foreign currency exchange losses during 1995 changed into modest gains in 1996 as the dollar strengthened against the Germany mark, decreasing the cost of products purchased for resale from Panther GmbH. Other expenses increased from the corresponding periods of the prior year as a result of an accrual for anticipated camera car smog modifications.

        The Company's net loss increased by $22,000 (13%) in the third quarter, and $567,000 (105%) year-to-date. The net loss per share for the third quarter increased from $0.01 to $0.02, and the net loss per share for the nine months increased from $0.04 to $0.09.

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

Environmental Issues

        For a number of years, the Shotmaker division's camera car have been unable to meet prescribed vehicle emission standards, and the Company obtained smog control certificates for its camera cars illegally. In March 1996, the Company voluntarily disclosed its actions to appropriate state authorities. As of September 30, 1996, the Company was continuing its efforts, in conjunction with state authorities, to bring its camera cars into compliance with state law. As

                      CAMERA PLATFORMS INTERNATIONAL, INC.

of November 13, 1996, approximately half of the Company's fleet of camera cars had been brought into full compliance with state law. The Company is seeking to bring the other camera cars in the fleet into full compliance and anticipates that this will be accomplished before December 31, 1996.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings. On August 9, 1996, the Company was served with a complaint in an action entitled Fred Neva et al. V. Camera Platforms International, Inc., et al., which was filed in the United States District Court, District of Minnesota, 4th Division (Case Number 4- 96 Civ. 776). The complaint was filed by a number of shareholders of the Company against the Company, its officers and directors, and certain of its former officers and directors. The complaint alleges that (i) the officers and directors of the Company mismanaged the Company and breached their fiduciary duty to the Company and its shareholders; (ii) the Company has violated Section 10(b) and Rule 10(b)(5) under the Securities Exchange Act of 1934 by making false representations concerning the Company's stock, and (iii) the officers and directors breached their duty of care to the Company by paying excessive compensation to the Company's officers. The complaint seeks unspecified damages in excess of $50,000 on each of the three counts, plus costs, disbursements and attorneys' fees. Pursuant to the Stock Purchase Agreement the Company has been indemnified by UST for losses arising out of this lawsuit.

Item 6. Exhibits and Reports on Form 8-K. There were no reports on Form 8-K for the three months ended September 30, 1996. The Company filed a report on Form 8-K on October 21, 1996 with respect to the change in control resulting from the acquisition of 75.7% of the Company's stock by SAC.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CAMERA PLATFORMS INTERNATIONAL, INC.



Date: November 13, 1996                        RONALD J. RIDDLE
                                     ----------------------------------------
                                     Ronald J. Riddle
                                     Treasurer (Chief Accounting Officer)

Date: November 13, 1996                        LAIRD ROBERTSON
                                     ----------------------------------------
                                     Laird Robertson
                                     Chief Executive Officer