Form 10-K405
period 1996-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 1997-04-14
CIK 775714

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   ------------------------------------------

                                    FORM 10-K

(Mark One)
[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
                    FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER: 0-14675

                      CAMERA PLATFORMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                             95-4024550
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                           Identification No.)

             10909 VANOWEN STREET, NORTH HOLLYWOOD, CALIFORNIA 91605
               (Address of principal executive offices)      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 623-1700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK -- $.0005 PAR VALUE
                                (Title of class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

            The aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 1997, was $235,974 (based on the average bid and asked price of Common Stock in the over-the-counter market on that date).

            12,418,228 shares of registrant's Common Stock, $.0005 par value, were outstanding on March 17, 1997.

================================================================================

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                    CONTENTS

                                                                               Page
                                                                               ----
PART I
        Item 1.   BUSINESS..............................................         3

        Item 2.   PROPERTIES............................................         9

        Item 3.   LEGAL PROCEEDINGS.....................................         9

        Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS......................................        10

PART II

        Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.......................        11

        Item 6.   SELECTED FINANCIAL DATA...............................        11

        Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS............................................        13

        Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
                  DATA..................................................        16

        Item 9.   CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
                  DISCLOSURE............................................        30

PART III

        Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT............................................        30

        Item 11.  EXECUTIVE COMPENSATION................................        32

        Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT........................................        33

        Item 13.  CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..........................................        34

PART IV

        Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K...............................        34

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

            Camera Platforms International, Inc. ("CPI" or the "Company"), was organized in June 1985 to engage in the business of manufacturing, marketing and leasing camera cars for use in film and television productions. In 1987 the Company established a new division, Lightmaker, to engage in the development, manufacture and marketing of electronic ballasts for use in connection with high intensity lighting used in the film and television industry. In 1993 the Company began selling and renting camera dollies and cranes to the motion picture and television industry.

            Shotmaker equipment was used to film many of the recent top U.S. box office movies. A partial list of these films includes TWISTER, INDEPENDENCE DAY, MY FELLOW AMERICANS, MARVIN'S ROOM, THE ROCK, DANTES PEAK, CASINO, ERASER, MICHAEL, BEVERLY HILLS NINJA, AIR FORCE ONE and VOLCANO. Upcoming features include WAG THE DOG, SPEED II, ANACONDA, LOST WORLD, CONTACT and BATMAN AND ROBIN. In addition, a number of prime time television programs and series have used or are currently using Shotmaker equipment such as E.R., BAYWATCH, SEINFELD, VIPER, NASH BRIDGES, CHICAGO HOPE and the '96 ATLANTA OLYMPICS.

            The Company underwent significant changes in 1996. On October 10, 1996, the majority shareholders of the Company, which were UST, Inc., a Delaware corporation, and UST Enterprises Inc., a Delaware corporation (collectively, "UST"), sold their equity interests in the Company to Shotmaker Acquisition Corporation, a Delaware corporation ("SAC"), as nominee of W/F Investment Corp., a California corporation ("W/F"). The Chairman and Chief Executive Officer of the Company, as well as the President and Chief Operating Officer, each resigned and new senior management was appointed. With the objective of remaking the Company into a profitable enterprise, the new management initiated a number of changes. In December 1996, the Company sold its Lightmaker division, which had been operating at a loss for the previous four quarters. The Company relocated its corporate headquarters from Valencia, California, which is a substantial distance from most of the film and television studios, to the North Hollywood/Burbank area, which is near the heart of the entertainment industry and more convenient for the majority of the Company's existing and prospective customers. The Company acquired worldwide rights to manufacture and market the Enlouva crane. By 1996 year end, the Company had refocused its business around its two core divisions: Shotmaker Camera Cars, which is engaged in the manufacture and leasing of camera cars, and Shotmaker Dollies & Cranes, which is engaged in the manufacture, assembly, sale, leasing or rental of camera cranes and jib arms, camera dollies, remote heads for mounting cameras, and track systems for cranes and dollies.

            The Company is incorporated under the laws of the State of Delaware. As of December 31, 1996, the Company had one wholly-owned subsidiary, Shotmaker Dollies & Cranes, Inc. ("SD&C"), which was dissolved on January 31, 1997. On March 7, 1997, another wholly-owned subsidiary, Shotmaker Dollies, Inc. ("SDI") was established within the Shotmaker Dollies & Cranes Division. (The Shotmaker Dollies & Cranes Division, including SDI, will hereinafter be referred to as the "SD&C Division".) As of March 17, 1997, the Company employed 20 full-time personnel.

SALE OF THE COMPANY

            On October 10, 1996, SAC, as nominee of W/F, purchased from UST an aggregate of 9,403,168 shares of the $.0005 common stock, which shares constitute 75.7% of the issued and outstanding common stock of the Company. The acquisition of the common stock was made pursuant to that certain Stock Purchase and Contribution Agreement dated October 10, 1996 (the "Stock Purchase Agreement") by and among UST, Inc., UST Enterprises Inc., W/F and the Company. In accordance with the terms of the Stock Purchase Agreement, SAC paid to UST cash in the amount of $94,032 for the 9,403,168 shares of common stock. SAC also made a capital contribution of $191,738 to the Company and W/F arranged for a line of credit from Foothill Capital Corporation ("Foothill") to be made available to the Company in the amount of $850,000.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


SHOTMAKER CAMERA CARS

            The Shotmaker Camera Car Division currently consists of 15 camera cars, which include five Shotmaker "Elites", three Shotmaker "Premiers", six Shotmaker "Classics" and one Shotmaker "Standard". All the camera cars are based at the Company's headquarters and rented throughout the Western United States with the exception of one Premier operating under a long-term lease in Tokyo and another Premier operating under a long-term lease in Vancouver, B.C.

            The Shotmaker Elites. The Company has manufactured five top-of-the-line Elite camera cars. The Elite is a custom-built camera car with numerous positions for mounting cameras. The car contains a built-in fold-away two- man camera crane with a maximum height of 23 feet. This crane can be in motion while the car is moving at speeds up to 50 mph. The car also has a front-mounted hydraulic platform that rises to 12 feet in height. There is a built-in 500 amp DC generator and a 200 amp DC battery pack. The car runs on both gas and a silent electric drive. The Elite has a special air-ride suspension system which minimizes camera movement, and a six-wheel configuration which allows the vehicle to crab sideways. The car is approximately 23 feet in length and weighs approximately 22,000 lbs.

            The Shotmaker Premiers. The Company has modified some of its Classics by adding a crane arm. The noncollapsible two-man crane arm on the Premier enables film crews to shoot action scenes while on the move from ground level to 21 feet in height. With the addition of the Company's "Video Turret", the Premier can be used for television productions, sporting events, parades and other functions for which a light crane arm vehicle is required. The Premier is approximately 22 feet in length and weighs approximately 15,000 lbs.

            The Shotmaker Classics. Each Classic built by the Company has an auxiliary camera platform which can be mounted on the front or sides of the Classic. These cars do not have a built-in crane arm, but a standard portable crane can be used on each vehicle. The Classic has three axles and air suspension for a smooth and steady ride. A 250 amp DC generator is located under the car's hood, along with a 200 amp DC battery pack which can be used to provide silent power for lights and other electrical equipment. Four of the Classics have been modified with independent 70-200 amp AC/DC generators. The Classic has a self-leveling suspension system which provides added stability. The Classic weighs approximately 11,000 lbs and is approximately 22 feet in length.

            The Shotmaker Standard. The Standard is a lightweight, two-axle insert car, with an on-board 200 amp AC/DC generator, and a battery pack providing power for lights and other electrical equipment. The Standard has a front platform, top of cab platform, and numerous positions behind the cab for mounting cameras.

            Accessory Equipment. The Company rents accessory equipment, including tow dollies and process trailers. Tow dollies are used to tow a car with its front two wheels inches off the ground. Process trailers carry the entire car behind the Shotmaker on a platform which can be expanded up to fourteen feet wide. The Company has available a custom motorcycle towing device which can tow two motorcycles side by side. The Company also offers remote heads, lamp heads and ballasts for use on its Shotmaker camera cars.

            To better serve its customers and create an additional source of revenue, the Company has entered into an agreement to serve as an agent of Young's Generators, Inc. ("Young's"). Young's is an industry leader in manufacturing and distributing AC/DC generators with a variety of uses, including power generation for film and television production. The arrangement with Young's allows the Company to rent a generator to its customers and earn a percentage of the rental revenue from the generator without the financial burden of maintaining inventory or servicing the generators.

            Maintenance. After the transition to new management in October 1996, the Company's maintenance records and expenses for 1996 were carefully reviewed in an effort to improve maintenance and reduce those expenses going forward. Each of the Shotmaker camera cars was inspected and overhauled. The Company believes that maintenance expense in 1997 is not likely to increase and, indeed, may well decrease. Although the fleet continues to age, the mechanical parts of the camera cars are regularly inspected and periodically replaced. The non-mechanical parts of the camera cars, such as the frame and chassis, are in good condition and likely to last for many years.

            Environmental Issues. For a number of years, the Shotmaker division's camera cars had been unable to meet vehicle emission standards prescribed by federal and state regulations. These standards require that in order for a motor

                      CAMERA PLATFORMS INTERNATIONAL, INC.


vehicle to obtain the necessary vehicle registration and license, the owner must obtain a certificate from an authorized agent indicating such vehicle has met the emission control standards set by the State of California. The Company had encountered difficulty in meeting the emission standards generally because the camera cars had been modified to include a substantial amount of additional equipment, leaving no physical space for the required emission control devices. Additionally, the Company had been concerned that the installation of emission control devices would reduce the engine's power. In March 1996, the Company publicly disclosed that it obtained smog control certificates for certain camera cars illegally. After this disclosure was made, the Company sought an exemption from the emission control requirements from state authorities. This exemption was never obtained.

            After the transition to new management on October 10, 1996, the Company re-analyzed the problem of how to install emission control devices in the camera car engines. By reconfiguring some of the equipment in the engine compartment, the Company determined that it could successfully retrofit virtually every type of camera car in its fleet. As of March 17, 1997, thirteen of the fourteen camera cars operating in the United States had been successfully retrofitted with emission control devices and were certified as having satisfied emission control requirements. The fourteenth camera car had been retrofitted but, as of March 17, 1997, had not yet been certified; the fifteenth camera car in the fleet is currently operating in Japan under a long term lease.

            No fines were paid as a result of the Company's previous non-compliance with emission control regulations and it is not anticipated that any such fines will be imposed at this time. During the 1996 year, a number of camera cars were withheld from service for substantial periods as a result of their not having proper smog certificates. Currently, no camera cars are being withheld from service for this or any other reason. Consequently, it is anticipated that the rental utilization of the camera cars, that is, the number of hours each vehicle is being rented and generating income, will be higher in 1997 than in 1996.

DISPOSITION OF THE LIGHTMAKER DIVISION

            Background. The Lightmaker division designed, manufactured and sold electronic ballasts which control HMI lamps, which are high intensity lights used in film and television production. The Company marketed Lightmaker products directly to equipment rental houses, original equipment manufacturers and motion picture studios, both domestically and internationally. The Company provided a one-year warranty on all of its ballasts, with the exception of one particular component which was covered by a three-year warranty beginning in 1996. The Company performed warranty repairs and other repair work on the ballasts at its former premises in Valencia.

            The Lightmaker division was beset with a number of problems. Sales had declined steadily over the past four years and the division had been operating at a loss during each of the past four quarters through September 30, 1996. Research and development expenditures had been curtailed in 1995 and 1996 and, consequently, the ballasts did not contain state-of-the-art technology. The Company did not have any employees with the expertise required to develop a new generation of ballasts and would have had to hire new employees or independent contractors. On March 1, 1996, the general manager of the Lightmaker division resigned, which adversely affected the division; the general manager's position was not replaced. After the transition on October 10, 1996, the Company's new management was concerned that the Lightmaker division did not fit strategically with the Company's other two divisions and, indeed, would detract from the Company's ability to rebuild these divisions into a profitable enterprise in 1997. During the last two months of 1996, the Company began entertaining offers from interested parties to purchase the Lightmaker division.

            The Disposition. On December 27, 1996, the Company sold the Lightmaker division to LTM Corporation of America ("LTM") for a cash price of $110,000. The assets sold to LTM were the raw materials inventory, the machinery and equipment associated with the manufacture of ballasts, and the intellectual property of the Lightmaker division including the Lightmaker tradename. Under the terms of the letter agreement dated December 19, 1996, the Company retained the accounts receivable, the accounts payable and the remaining finished goods inventory. LTM assumed all warranty liability for the Lightmaker ballasts. By mid-March 1997, the Company had completed the sale of all the remaining Lightmaker finished goods inventory.

SHOTMAKER DOLLIES & CRANES

            Background. The SD&C Division sells, leases and rents cranes, jib arms, dollies, remote heads and track

                      CAMERA PLATFORMS INTERNATIONAL, INC.


systems for cranes and dollies, to the motion picture and television industry. In some instances, the SD&C Division assembles or manufactures equipment such as dollies, cranes and track. The division sells its products primarily in North and South America, and leases and rents its products for use anywhere in the world.

            The Company is the exclusive representative in the Western Hemisphere for Panther GmbH, a manufacturer headquartered in Munich, Germany, which markets a line of cranes, dollies and related products. The Company's representation of Panther products began in July 1993 when the Company purchased from Panther GmbH its U.S. subsidiary, Panther Corporation of America ("PCA"). After the acquisition PCA was renamed Shotmaker Dollies & Cranes, Inc., which was operated as a wholly-owned subsidiary of CPI. On January 31, 1997, Shotmaker Dollies & Cranes, Inc. was dissolved as a corporation and its business is now operated as part of the SD&C Division.

            Two dramatic developments occurred in the SD&C Division over the past year. The Company acquired exclusive worldwide rights to manufacture, lease and sell Enlouva cranes and commenced production on a new generation of these cranes, to be called the Enlouva IV's. On March 12, 1997, the Company's subsidiary, SDI, announced the anticipated introduction of a new line of hydraulic dollies and publicly unveiled three different-sized models of this new line. In addition, the Company has entered into two significant split rental arrangements, one with Servicevision System S.A. ("Servicevision"), a remote head manufacturer located in Barcelona, Spain, and the other with Peterson/Holt Productions, Inc., which owns the rights to Precision I-Beam Track systems.

            Major items of equipment in the SD&C Division rental fleet include:
26 dollies (18 Super Panthers and 8 Mini Panthers); 10 Pegasus cranes; 14 jib arms (12 Super Jibs and 2 Mini Jibs); 3 Scorpio remote heads; approximately 2,000 feet of Precision track; and approximately 650 feet of tubular track. A number of Enlouva cranes are scheduled to be added to the rental fleet by June 1997. The Company is aggressively looking for new products to add to its inventory or rental fleet.

            Panther Equipment. Panther's Pegasus Crane is the first fully convertible camera crane that is lightweight, remarkably stable, and capable of being assembled without tools. The Pegasus III Crane can take a camera operator and a fully loaded camera up to a 31 foot lens height, and can be swiftly converted from a standard crane to a remote head crane with a lens height of over 36 feet. The Company's Pegasus Remote cranes are used for shots with remote heads (cameras which can be controlled from an operator on the ground). With extensions, the Pegasus Remote Crane has a lift range of 54 feet.

            The Super Panther Dolly is an electro-mechanical camera dolly used to mount a film or video camera and up to two operators. Its innovative digital electronics allow for precise vertical movements along its center-post column. The ascent and descent of the column is operated by a hand-held remote control, which allows the camera operator, dolly grip or camera assistant to move the column. Built into the remote control is the capability to program up to 200 movements, which sequentially repeat the upward or downward movement, the rate of speed and the distance. The column supports two operators and a camera.

            The Mini Panther Dolly is also an electro-mechanical dolly precisely operated by digital electronics. The Mini Panther's column supports 175 lbs, whereas the Super Panther supports over half a ton. While the Super Panther has five variable speeds, the Mini Panther has one. The dolly rides two operators, with the camera on the center post. The Mini also has interchangeable columns: a motorized unit; a two-stage handcrank column; and a pneumatic version for television studio work.

            The Panther Super Jib is an arm which is positioned on the center-post of the Super Panther. The Super Jib is in fact a mini-crane, capable of taking a camera operator and camera to a 12 foot lens height. The Super Jib can be assembled in less than seven minutes, minimizing down time in production. The Panther Mini Jib is a lightweight arm that floats a camera system. The Mini Jib can be attached to any Panther dolly.

            A significant portion of the Company's Panther equipment has been upgraded over the past few months or is currently in the process of being upgraded. The Company has converted all of its Super Panther II dollies to Super Panther III's by retrofitting the dollies with more advanced electronic components. As a result, all these dollies can now be

                      CAMERA PLATFORMS INTERNATIONAL, INC.


controlled remotely. All the Company's Pegasus I and II cranes can now be converted to Pegasus III cranes, with the result that all the Company's cranes can be extended further or ridden by camera operators. Partly as a result of the research and development conducted by SD&C, Panther is expected to introduce a "crab-to-steer" modification kit that will allow Panther dollies to automatically change from standard 2-wheel steering to 4-wheel crab steering while the dolly is in use. This kit is expected to enhance the marketability of the Panther dollies in the United States.

            Introduction of New Line of Dollies. On March 12, 1997, the Company's subsidiary, SDI, unveiled a new line of dollies that the Company anticipates will be made available for sale and rental within several months. The dollies are available in three sizes, known as the Shotmaker Eagle, Shotmaker Hawk and Shotmaker Falcon. These dollies are hydraulic, rather than electronic like the Panther dollies, and are particularly well suited to the U.S. market. In management's view, these new dollies represent a significant improvement over any other hydraulic dollies currently available in the United States. The new Shotmaker dollies have a number of significant competitive advantages including greater stability and a stronger hoist mechanism with the capability of lifting two camera operators. SDI's management believes that the dollies will be enthusiastically received by customers.

            The Enlouva Crane. On December 18, 1996, the Company finalized an agreement with Thomas C. Countryman and Camera Support Systems, Inc., a Minnesota corporation, to acquire exclusive worldwide rights to manufacture, sell and rent Enlouva cranes. The agreement provides that the Company will pay $65,000 for the Enlouva rights. As of December 31, 1996, the Company had paid $35,000; the balance of the purchase price is being paid over an approximate three-year period with interest on a fully amortized basis. The Enlouva crane is a streamlined, compact crane that incorporates a number of revolutionary design features. Manufactured from aircraft quality aluminum, it is extremely lightweight. It is completely modular and can be assembled by two people in less than 15 minutes without tools. It is highly stable and has a maximum lens height over 26 feet. With a minimum overhead clearance of less than seven feet, the unit can be used in areas inaccessible to other cranes. It supports all 35mm, 16mm and video cameras, and can be used in combination with most dolly and track systems, camera cars, boats and trains. A small number of Enlouva III's are currently available for rent through the Company's competitors or individual camera operators or grips. From approximately 1993 through 1995, pursuant to a split rental arrangement, the Company had several Enlouva III's in its rental fleet and had rented them very successfully. After the split rental arrangement was terminated, the Company continued to receive inquiries on a weekly (and sometimes daily) basis from persons interested in renting Enlouva's. Enlouva III cranes have been used in producing numerous feature films, recent examples of which include JERRY MCGUIRE, THE ROCK and APOLLO 13.

            In December 1996, immediately after acquiring the exclusive rights to Enlouva, the Company commenced production on a number of units of a new Enlouva model, which will be called the Enlouva IV. The Enlouva IV incorporates a number of design improvements including a lighter fulcrum, improved brakes, a smaller profile and an easier transport system. Based on the Company's past experience, the rental market for the Enlouva IV's is likely to be strong. Management expects that with the exclusive rights to both Pegasus and Enlouva cranes, the Company will be well positioned to increase its market share of crane rentals.

            Remote Heads. Remote heads are used to mount a camera at the end of a crane or jib arm and are remotely controlled by an operator on the ground. The operator can view the camera's coverage with a video monitor, and can pan, tilt, zoom and focus the camera from a safe vantage point. Remote heads could become an integral part of the Company's business because they are typically used in conjunction with cranes, such as the Pegasus and Enlouva cranes. The trend in the industry is toward greater reliance on remote heads.

            The Company is the exclusive agent of Servicevision for the rental and sale of Scorpio remote heads in the Western Hemisphere. Under a split rental arrangement, Servicevision has provided the Company with three Scorpio remote heads; the Company shares with Servicevision the revenue from the rental of the equipment on a 50/50 basis. The Scorpio heads are remarkable because they operate in either a two-axis or three-axis mode, and are more compact than any other three-axis remote heads currently available in the marketplace. Notwithstanding the merits of the Scorpio's, The Company is aggressively pursuing opportunities to acquire a wider variety of remote heads for SD&C Division customers.

            Precision track. The SD&C Division is a distributor and sales representative in the United States, Central

                      CAMERA PLATFORMS INTERNATIONAL, INC.


America and South America for Precision I-Beam Track, which is owned by Peterson/Holt Productions, Inc. Precision I-Beam Track is based on a revolutionary design innovation in dolly and crane track which provides dollies and cranes with a much smoother and more stable ride than the industry standard tubular track. Precision Track's extruded aluminum construction makes it lightweight and easily transportable. The Company expects to be marketing two new Precision I-Beam products, a light weight version of the standard track and a flat-top version that is specially designed for dollies manufactured by one of the Company's main competitors.

MARKETING, COMPETITION, INTELLECTUAL PROPERTY AND AWARDS

            Marketing. The Company's marketing efforts for its two divisions are primarily conducted by direct sales efforts, advertisements in trade publications, and participation in various trade exhibitions. In December 1996, the Company commenced a complete overhaul of its marketing and advertising plan. The single most important change has been the decision to market the Company as one company with a variety of high quality related products, rather a number of different divisions with separate customers and distinct marketing and advertising plans. With its divisions working in concert, management believes that the Company will be better able to cross-market its products, promote the Shotmaker name and realize significant synergies and efficiencies.

            As part of its efforts to revamp the Company's marketing plans, the Company hired Wagner Design, an advertising and graphic design firm with a well-established reputation in the entertainment industry. Beginning in December 1996, Wagner Design prepared new advertising and marketing material for the Company. With assistance from Wagner Design, the Company's print advertising budget was thoroughly reviewed in order to maximize the return for each print advertising dollar expended. During the 1997 year, ads will be placed selectively in certain trade publications and mailings will be sent to existing and prospective customers. When appropriate, the Company will issue press releases announcing new products or services. In December 1996 and the first quarter of 1997, the Company's sales personnel were retrained to cross-market products from each of the Company's divisions. On March 12, 1997, an open house was held to re-introduce the Company to its target customers and to show off the Company's new premises in the North Hollywood/Burbank area. Monthly seminars have been planned beginning in April 1997, alternating on a monthly basis at the Company's premises and at suitable off-site locations such as the production studios.

            Competition. No other company currently owns a fleet of camera cars as large or as sophisticated as the Company's. While a number of competitors lease camera cars, these competitors' cars are typically two-axle pickup trucks comparable in size and features to the Shotmaker Standard. There are no other camera cars currently on the market which have a built-in camera crane, hydraulic front platform and the towing capability of the Company's Elites. The Company is the undisputed industry leader for manufacturing and leasing camera cars and mobile camera cranes.

            Two firms, Leonard Studio Equipment, Inc. ("Chapman") and J. L. Fisher, Inc. ("Fisher"), dominate the rental market for dollies. Chapman and Fisher are both strong players in the rental market for cranes, but no single competitor is dominant in crane rentals. Both Chapman and Fisher are Los Angeles-based companies that are engaged exclusively in the rental and leasing business. CPI is the third largest dolly and crane company in the United States. There are also a number of smaller competitors, usually offering one or more specialized niche products. Other than CPI, very few companies sell dollies in the United States. For crane sales, the main competitor in the United States is Egripment, but no single company is dominant. Many small companies also manufacture cranes to a customer's specifications. In management's opinion, the Company's acquisition of exclusive rights to the Enlouva crane and its anticipated introduction of a new line of hydraulic dollies will position the Company to increase its share of the crane and dolly rental markets.

            Patents and Trademarks. The Company has registered THE SHOTMAKER(R) as a trademark in the United States, Canada, and Japan. The Shotmaker name has been licensed to SDI, the Company's wholly owned subsidiary. Panther GmbH holds all patents and trademarks on its Panther products. Peterson/Holt Productions, Inc. is the licensee for patents relating to the Precision I-Beam Track, and Cinemeccanica Italiana S.r.l., the manufacturer of the new Shotmaker line of dollies, owns certain U.S. and European patents related to these dollies.

            Awards. The Shotmaker Division received a Scientific and Engineering Award in 1986 from the Academy of Motion Picture Arts & Sciences for the development of the Elite Camera Car. In 1991, the division was also honored with a Primetime Emmy Award from the Television Academy of Arts & Sciences for Outstanding Achievement in

                      CAMERA PLATFORMS INTERNATIONAL, INC.


Engineering. The Super Panther dolly received the 1990 Scientific and Engineering Award from the Academy of Motion Picture Arts and Sciences.

ITEM 2 - PROPERTIES

            The Company's principal executive offices and place of business are located at 10909 Vanowen Street, North Hollywood, California 91605. The Company's premises are located in an industrial complex in the North Hollywood/Burbank area and include approximately 19,000 square feet of office, warehouse and manufacturing space and approximately 5,000 square feet of secured yard space. The premises are leased from an unaffiliated third party for a gross rent of $123,600 per year, including common area maintenance and water expenses. (The lessor is the lessee under a master lease of the premises and the other buildings in the industrial complex.) The current lease term is for a three-year period expiring in November 1999; the lease contains two three-year options. The North Hollywood facility serves as the principal business office of the Company, its two divisions and one subsidiary. Management believes that the Company's premises have the capacity to handle the operating requirements of the Company through the end of the lease term.

            The Company's previous place of business was 28145 Avenue Crocker in Valencia, California. The Company was paying higher rent on a triple net basis for approximately the same amount of usable space. Current management believes that the Valencia place of business put the Company at a severe disadvantage since rental customers were reluctant to travel that far to pick up equipment. By contrast, the North Hollywood premises are conveniently located near most of the major studios and production companies in Southern California. The move to the new premises was accomplished within approximately a thirty-day period, with minimal disruption to the business.


ITEM 3 - LEGAL PROCEEDINGS

            HQ Studio Equipment and Movie Tech, et al. On March 1, 1995, the Company initiated litigation against HQ Studio Equipment, Inc., of Burbank, California; MovieTech Film Equipment GmbH; Ivo Houston individually; and Rob Quintana individually. The suit was filed in the Superior Court of the State of California, County of Los Angeles, Case No. EC 016977. The suit alleges the following: (i) Mr. Houston, a former employee of the Company, had been assigned in late 1993 to develop new steering technology for the Company's dollies; (ii) over the next year, Mr. Houston either deliberately refrained from developing the new technology, or developed it in part or in whole and withheld it from the Company; (iii) Mr. Houston's purpose for this conduct was that, for perhaps as much as a year before December 24, 1994, he was planning to open a United States distributorship for MovieTech and it was not in his interest to assist the Company to compete with him in his new venture; (iv) Mr. Houston's scheme was discovered in late December, 1994, at which time he was terminated from the Company; (v) Mr. Houston formed HQ Studio Equipment with a partner, Rob Quintana, and commenced marketing MovieTech's products to, among others, the Company's customers.

            On March 17, 1995, the Company obtained a preliminary injunction against HQ Studio Equipment, Houston, and Quintana prohibiting them from soliciting any person or entity who has been a customer of the Company's within the prior three years, or with whom the Company has been in discussions about becoming a customer during the previous year. The Company is seeking damages, in an amount yet to be determined, against defendants for, among other things, misappropriation of trade secrets and unfair competition. In 1996, Mr. Houston filed personal bankruptcy. Settlement negotiations between the Company and Movie Tech are ongoing.

            Rick Dinkel. On December 13, 1995, the Company commenced an action entitled against Rick Dinkel in Los Angeles Superior Court, Case No. BC 140686. Dinkel, a former manager in the Company's former subsidiary, Shotmaker Cranes & Dollies, Inc., was terminated for cause in March 1995. The Company alleged, among other things, conversion, breach of a confidentiality agreement and failure to return Company property. Dinkel answered the complaint and cross-complained against the Company and its president, Phil Panzera, for wrongful termination, severance and defamation. In December 1996, the Company and Dinkel executed a settlement agreement, pursuant to which Dinkel and the Company exchanged certain items of personal property belonging to the other party and the Company paid $5,000 to Dinkel. On January 28, 1997, the order for dismissal of the case was entered by the court. The Company, having obtained partial insurance coverage for its defense costs and any liability based upon the defamation claim in the cross-complaint, was reimbursed $5,000 by its insurer.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


            Fred Neva, et al. On August 9, 1996, the Company was served with a complaint in an action entitled Neva, et al. v. Camera Platforms International, Inc., et al., which was filed in the United States District Court, District of Minnesota, 4th Division, Case Number 4-96 Civ. 776. The complaint was filed by a number of shareholders of the Company against the Company, its officers and directors, and certain of its former officers and directors. The complaint alleges that (i) the officers and directors of the Company mismanaged the Company and breached their fiduciary duty to the Company and its shareholders;
(ii) the Company violated Section 10(b) and Rule 10(b)(5) under the Securities Exchange Act of 1934 by making false representations concerning the Company's stock, and (iii) the officers and directors breached their duty of care to the Company by paying excessive compensation to the Company's officers. On November 6, 1996, plaintiffs amended their complaint and added a fourth count alleging that defendants breached their duty of loyalty by submitting to UST's instructions and control. The complaint seeks unspecified damages in excess of $50,000 on each of three counts, plus costs, disbursements and attorneys' fees. Defendants have made a motion to dismiss the amended complaint; a hearing on the motion was held on March 14, 1997 and the parties are awaiting the Court's decision. Pursuant to the Stock Purchase Agreement the Company has been indemnified by UST for losses arising out of this lawsuit.

            Chapman. The Company's largest competitor in the dolly rental market, Chapman, has asserted that the Company (actually SDI), by importing and publicly showing its new line of Shotmaker dollies, is infringing a Chapman patent. Chapman has further asserted that Shotmaker's new dollies are the same as another dolly, which was the subject of an injunction issued in 1991 by a Federal District Court in New Jersey. SDI management believes that the new Shotmaker dollies are not subject to the 1991 injunction because significant components of the dollies have been redesigned to ensure that they do not infringe any Chapman patent. SDI has provided Chapman with the designs to certain key components of new dollies. SDI has invited Chapman to meet with SDI management and inspect the equipment first-hand. As of March 17, 1997, that meeting had not yet occurred.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's common stock trades on the over-the-counter market under the symbol "CPFR" (formerly the symbol was "CMPL"). The following table sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

              Period                                                        High     Low
              ------                                                        ----     ---
1995:
               1st Quarter .............................................     1/8      1/8
               2nd Quarter..............................................     1/8      1/8
               3rd Quarter..............................................     1/8      1/8
               4th Quarter..............................................     1/8      1/8
1996:
               1st Quarter..............................................    3/32     3/32
               2nd Quarter..............................................    3/32     3/32
               3rd Quarter..............................................     1/8     3/32
               4th Quarter..............................................     1/8     2/32

1997:          1st Quarter through March 17, 1997.......................     1/8     3/32

               As of March 17, 1997, there were approximately 900 beneficial owners of 12,418,228 outstanding shares of the Company's common stock, held by 315 shareholders of record.

               The Company has not paid a dividend on its common stock since inception.

ITEM 6 - SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------
Year ended December 31               1996        1995             1994            1993            1992
--------------------------------------------------------------------------------------------------------
Revenues                      $3,321,000     $4,290,000       $4,428,000      $3,498,000      $3,850,000
Net loss                      (1,883,000)      (851,000)      (1,999,000)     (1,896,000)     (1,092,000)
Total assets                   2,431,000      3,462,000        4,411,000       5,010,000       2,966,000
Long-term debt                   250,000          --             353,000(1)    5,094,000       1,450,000
Net loss per share
   of common stock                ($.15)         ($0.07)          ($0.16)         ($0.15)         ($0.09)
--------------------------------------------------------------------------------------------------------


(1) Long-term debt decreased substantially during 1994 as a result of a debt to equity conversion. For further information please refer to Note 7 to the Consolidated Financial Statements.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


                  CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                 Quarter ended             Quarter ended            Quarter ended               Quarter ended
                                    March 31,                June 30,                September 30,               December 31,
                               1996          1995        1996        1995          1996         1995         1996          1995
----------------------------------------------------------------------------------------------------------------------------------
Revenues                  $    792,000 $  1,266,000 $    779,000 $  1,048,000 $  1,052,000 $    929,000  $    698,000 $  1,047,000
Cost of sales and
  rentals                      774,000      914,000      736,000      769,000      846,000      661,000       651,000      928,000
Selling, general and
   administrative              450,000      411,000      528,000      553,000      352,000      426,000       580,000      426,000
                          --------------------------------------------------------------------------------------------------------

Operating loss                (432,000)     (59,000)    (485,000)    (274,000)    (146,000)    (158,000)     (533,000)    (307,000)
Interest expense to
  related party                   --         (2,000)        --         (1,000)        --           --            --

Interest income
  (expense) net                (14,000)      (9,000)      (2,000)      (5,000)      (1,000)      (9,000)      (24,000)      (8,000)

Other income (expense)          12,000      (11,000)       4,000      (10,000)     (42,000)        --        (220,000)       2,000
                          --------------------------------------------------------------------------------------------------------
Net loss                      (434,000)     (81,000)    (483,000)   ($290,000)    (189,000)   ($167,000)     (777,000)   ($313,000)
==================================================================================================================================

Net loss per share
   of common stock              ($0.03)      ($0.01)      ($0.04)      ($0.02)      ($0.02)      ($0.02)       ($0.06)      ($0.02)
==================================================================================================================================

Weighted average number
   of shares outstanding    12,418,228   12,418,228   12,418,228   12,418,228   12,418,228   12,418,228    12,418,228   12,418,228
==================================================================================================================================

                      CAMERA PLATFORMS INTERNATIONAL, INC.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

             Historically, the Company has operated under credit lines established with its majority shareholder, UST Inc. ("UST"). UST sold its interest in the Company on October 10, 1996 (See item 1, "Sale of Company"). Pursuant to the terms of the Stock Purchase Agreement, UST forgave $1,338,138 owed by the Company to UST, which was recorded as an addition to paid in capital. On the same date, the Company obtained a line of credit from Foothill Capital Corporation in the amount of $850,000 (the "Foothill Credit Line"). The Foothill Credit Line has a term of one year and operates as a revolving line of credit.

             The Company has neither accrued nor paid interest on the UST credit line advances since February 28, 1995. The Foothill Credit Line requires monthly principal paydowns in the amount of $17,000 together with monthly interest payments all of which were current as of March 17, 1997.

             The Company had outstanding balances under the Foothill Credit Line of $170,000 and $305,000 as of December 31, 1996 and March 17, 1997,
respectively.

             The Consolidated Statement of Cash Flows presented herein indicates $975,000 of negative cash flow from the Company's operating activities for the year ended December 31, 1996. Included in this deficit amount are $446,000 of professional expenses, a portion of which was related to the sale of the Company.

             The Company's operations are providing sufficient cash flow to meet current operating requirements. The Company believes that working capital generated by operations, along with the remaining availability under the Foothill Credit Line or a successor line of credit, will continue to provide sufficient funds to meet CPI's operating cash requirements for the next twelve months. Based on the Company's performance as of March 17, 1997, the Company believes that it will not have difficulty either renewing its line of credit with Foothill Capital Corporation or obtaining a comparable line of credit from another lending institution on similar or more favorable terms.

RESULTS OF OPERATIONS

1996 versus 1995

             Net sales decreased by 28% from $2.45 million in 1995 to $1.77 million in 1996. This decrease primarily resulted from a 41% decrease in Lightmaker revenue. Lightmaker sales were adversely affected in 1996 as a result of concerns in the industry about the future of Lightmaker after the sale of the Company. Lightmaker continued to face stiff competition during 1996 as several competitors had introduced new electronic ballasts with innovative features. SD&C sales in 1996 declined 10% from 1995.

             Rental revenue decreased 16% from $1.84 million in 1995 to $1.55 million in 1996. This decrease resulted from a 14% decrease in Shotmaker camera car rentals and a 16% decrease in SD&C rentals during 1996. The decrease in camera car rentals was largely the result of a number of cars being out of service due to the Company's difficulties in legally obtaining smog certificates for those cars. The Company also had difficulty obtaining parts for repair of the cars since a number of suppliers had not been paid on a timely basis prior to the transition to new management on October 10, 1996. The decrease in SD&C rentals resulted from several factors. The Company lost two lucrative split rental arrangements; the Company location outside of the prime rental area continued to suppress the rental revenue; the Company sold certain items of rental equipment from its fleet and was not able to replace or obtain parts for equipment on a timely basis.

             Total revenue for the Company decreased by 23% from $4.29 million in 1995 to $3.32 million in 1996.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


             Cost of sales decreased by 10% from $1.75 million in 1995 to $1.57 million in 1996. This decrease was generally related to the corresponding 28% decrease in 1996 sales revenue. SD&C sales margin for the year deteriorated as a result of a higher cost of equipment, increased inbound freight expense and greater discounts given to customers. Lightmaker sales margins also deteriorated due to higher direct labor and factory overhead costs.

             Cost of rentals decreased by 5% from $1.52 million in 1995 to $1.44 million in 1996. This decrease was partly the result of the 16% decrease in rental revenue. Both SD&C and Shotmaker Camera Car rental costs decreased, but not sufficiently to offset the decrease in revenues.

             Selling, general and administrative expenses increased by 8% from $1.82 million in 1995 to $1.97 million in 1996. Selling, general and administrative expenses were adversely affected during 1996 as a result of additional expenses related to the sale of the Company, and additional legal expenses related to the two lawsuits initiated by the Company. Expenses related to the sale of the Company were $301,000 in 1996, as compared with $258,000 in 1995. Litigation expenses were $55,000 in 1996, as compared with $53,000 in 1995. Total expenses decreased by 4% in 1996.

             Interest expense increased 15% 1996 from $34,000 in 1995 to $39,000 in 1996. Interest ceased to accrue on the borrowings under the UST line of credit on February 28, 1995, pursuant to a letter of intent related to the sale of the Company. Other expenses increased from $19,000 in 1995 to $193,000 in 1996 as a result of expenses related to the sale of the Lightmaker division and the leasehold abandonement related to moving the Company's premises.

             The Company's net loss increased from $0.85 million in 1995 to $1.88 million in 1996, a 121% increase. The net loss per share of common stock increased from $0.07 in 1995 to $0.15 in 1996.

1995 versus 1994

             Net sales decreased by 6% from $2.62 million in 1994 to $2.45 million in 1995. This decrease primarily resulted from a 9% decrease in Lightmaker revenue. Lightmaker sales were adversely affected in 1995 as a result of concerns in the industry about the future of Lightmaker after the sale of the Company. Lightmaker has also faced increasingly stiff competition during 1995 as several competitors have introduced new electronic ballasts with innovative features. SD&C sales in 1995 were substantially similar to 1994 results.

             1995 rental revenue remained relatively stable at $1.84 million, as compared to $1.81 million in 1994. This slight increase resulted from a 24% increase in Shotmaker camera car rentals during 1995. The increase in camera car rentals returned the Shotmaker division to its normal historical revenue level after the atypical results recorded in 1994. Camera car rentals in 1994 were abnormally low as a result of lost rental engagements caused by the January 1994 earthquake, and an unusually low number of long-term feature films. The increase in camera car rental revenue was partially offset by a 16% decrease in SD&C rental revenue. This decrease resulted primarily from the loss of two split rental relationships for cranes. Total revenue for the Company decreased by 3% from $4.43 million in 1994 to $4.29 million in 1995.

             Cost of sales decreased by 9% from $1.92 million in 1994 to $1.75 million in 1995. This decrease resulted from reduced variable costs incurred from the corresponding 6% decrease in 1995 sales revenue. SD&C sales margin for the year improved as a result of 1994 ballast writedowns of $80,000. There were no Lightmaker ballast writedowns during 1995.

             Cost of rentals decreased by 11% from $1.71 million in 1994 to $1.52 million in 1995. The 11% decrease was recorded despite a 2% increase in rental revenue. The decrease resulted from continued efforts at internal

                      CAMERA PLATFORMS INTERNATIONAL, INC.


cost reduction, primarily in SD&C rentals.

             Selling, general and administrative expenses decreased by 3% from $1.88 million in 1994 to $1.82 million in 1995. Selling, general and administrative expenses have been adversely affected during 1995 as a result of additional expenses related to the sale of the Company, and additional legal expense related to an unfair competition lawsuit initiated by the Company. Expenses related to the sale of the Company were $258,000 in 1995, as compared with $133,000 in 1994. Litigation expenses were $53,000 in 1995, as compared with zero in 1994. Without the addition of these sale-related and litigation expenses, selling, general and administrative expense would have decreased by $245,000. These reductions resulted from continued efforts at internal cost reduction, primarily in corporate expenses.

             A $600,000 asset valuation allowance was established at December 31, 1994, to reduce the shareholders' equity of the Company to an amount consistent with the net proceeds expected from the contemplated sale of the Company. Total expenses decreased by 17% in 1995. Without including the effect of the sale-related asset valuation allowance, total expenses would have decreased by 8% in 1995.

             Interest expense decreased substantially during 1995 as a result of the $5.3 million forgiveness of debt by UST in November 1994. In addition, interest ceased to accrue on borrowings under the UST line of credit on February 28, 1995, pursuant to a letter of intent related to the sale of the Company. The Company recorded a loss on foreign currency exchange as the deutsche mark strengthened, increasing the cost of products purchased for resale from Panther GmbH.

             The Company's net loss decreased from $2.0 million in 1994 to $0.85 million in 1995, a 57% decrease. The net loss per share of common stock decreased from $0.16 in 1994 to $0.07 in 1995. Without including expenses related to the sale of the Company, interest expense, and the 1994 sale-related asset valuation allowance, the Company's net loss would have decreased from $989,000 in 1994 to $590,000 in 1995, a $399,000 improvement on 3% less total revenue.

Impact of Inflation

             Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in the next twelve months.

Foreign Currency Transactions

             All international sales are denominated and remitted in U.S. dollars, and all foreign transactions are settled within a short period of time. Accordingly, the Company does not anticipate that foreign currency fluctuations will have a material effect on operations in the next twelve months.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                              Page
                                                                              ----
Report of Grant Thornton LLP, Independent Auditors...........................  17

Report of Ernst & Young LLP, Independent Auditors............................  18

Financial Statements:
    Consolidated Statement of Financial Position at
         December 31, 1996 and 1995..........................................  19

    Consolidated Statement of Operations for the Years Ended
         December 31, 1996, 1995 and 1994....................................  20

    Consolidated Statement of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994....................................  21

    Consolidated Statement of Shareholders' Equity  for the Years Ended
         December 31, 1996, 1995 and 1994....................................  22

    Notes to Consolidated Financial Statements...............................  23

    Schedule II - Valuation and Qualifying Accounts for the
        Years Ended December 31, 1994, 1995 and 1996.........................  30

--------------------------------------------------------------------------------

            ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Camera Platforms International, Inc.

We have audited the accompanying consolidated statements of financial position of Camera Platforms International, Inc. as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used an significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camera Platforms International, Inc. as of December 31, 1996, and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


GRANT THORNTON LLP


Los Angeles, California
March 18, 1997

                         Report of Independent Auditors



Shareholders and Board of Directors
Camera Platforms International, Inc.


We have audited the accompanying consolidated balance sheet of Camera Platforms International, Inc. as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item (8). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camera Platforms International, Inc. at December 31, 1995 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP

Woodland Hills, California
February 2, 1996

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

--------------------------------------------------------------------------------------------------
December 31                                                               1996           1995
--------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
     Cash                                                            $    181,000    $    190,000
   Accounts receivable, less allowance
        for doubtful accounts of
        $34,000 in 1996 and $49,000 in 1995                               283,000         630,000
     Inventories                                                          269,000         424,000
     Prepaid expenses                                                      82,000          23,000
                                                                     ------------    ------------
                        TOTAL CURRENT ASSETS                              815,000       1,267,000

     Property and equipment, net of accumulated depreciation
          and a $600,000 rental asset valuation allowance               1,498,000       2,020,000
     Deposits and other noncurrent assets                                 118,000         175,000
                                                                     $  2,431,000    $  3,462,000
=================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $    565,000    $    513,000
     Revolving credit facility                                            170,000            --
     Current portion of long-term debt                                       --           382,000
     Notes payable to related party                                          --           600,000
     Accrued interest payable to related party                               --           235,000
     Customer deposits                                                     95,000          42,000
     Other current liabilities                                             60,000          38,000
                                                                     ------------    ------------
                           TOTAL CURRENT LIABILITIES                      890,000       1,810,000

Long-term debt, net of current maturities                                 250,000            --

Commitments and contingencies

SHAREHOLDERS' EQUITY
     Common stock--$.0005 par value; 15,000,000 shares authorized;
        12,418,228 shares issued and outstanding                            6,000           6,000
     Additional paid-in capital                                        22,792,000      21,270,000
     Accumulated deficit                                              (21,507,000)    (19,624,000)
                                                                     ------------    ------------
                        TOTAL SHAREHOLDERS' EQUITY                      1,291,000       1,652,000
                                                                     ------------    ------------
                                                                     $  2,431,000    $  3,462,000
=================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS


--------------------------------------------------------------------------------------------
Year ended December 31                             1996              1995            1994
--------------------------------------------------------------------------------------------
REVENUES
Sales                                           $  1,769,000    $  2,450,000    $  2,617,000
Rentals                                            1,552,000       1,840,000       1,811,000
                                                ------------    ------------    ------------
                                                   3,321,000       4,290,000       4,428,000
                                                ------------    ------------    ------------


EXPENSES
Cost of sales                                      1,566,000       1,749,000       1,918,000
Cost of rentals                                    1,441,000       1,523,000       1,707,000
Selling, general and administrative                1,965,000       1,816,000       1,883,000
Asset valuation allowance                               --              --           600,000
                                                ------------    ------------    ------------
                                                   4,972,000       5,088,000       6,108,000
                                                ------------    ------------    ------------
Operating loss                                    (1,651,000)       (798,000)     (1,680,000)

Interest expense to related party                       --            (3,000)       (277,000)
Interest income (expense), net                       (39,000)        (31,000)        (30,000)
Other expense                                       (193,000)        (19,000)        (12,000)
                                                ------------    ------------    ------------
      NET LOSS                                  ($ 1,883,000)   ($   851,000)   ($ 1,999,000)
============================================================================================


NET LOSS PER SHARE OF COMMON STOCK                    ($0.15)         ($0.07)         ($0.16)
============================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     12,418,228      12,418,228      12,418,228
============================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------------------------------
Year ended December 31                                           1996        1995           1994
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
      Net loss                                              ($1,883,000)   ($851,000)   ($1,999,000)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
               Depreciation                                     422,000      512,000        623,000
               Rental asset valuation allowance                    --           --          542,000
               Loss (gain) on disposal of equipment             (33,000)      (4,000)       (48,000)
               Provision (credit) for doubtful
                 accounts                                       (34,000)      26,000        (45,000)
               Gain on sale of Lightmaker Division             (108,000)        --             --
                  Changes in assets and liabilities
                       Accounts receivable                      381,000     (259,000)       313,000
                       Inventories                              155,000      221,000       (154,000)
                           Prepaid expenses                     (59,000)       5,000         61,000
                       Deposits and noncurrent assets            57,000       37,000        (63,000)
                       Accounts payable                          52,000       95,000         46,000
                       Accrued interest payable                   6,000        3,000        203,000
                       Other current liabilities                 69,000      (26,000)        (8,000)
---------------------------------------------------------------------------------------------------
      NET CASH USED IN OPERATING ACTIVITIES                    (975,000)    (241,000)      (529,000)
---------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
      Proceeds from sale of Lightmaker division                 110,000         --             --
      Proceeds from sale of equipment                           208,000        4,000        147,000
      Purchases of property and equipment                       (77,000)     (14,000)      (145,000)
---------------------------------------------------------------------------------------------------

      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       241,000      (10,000)         2,000
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
      Proceeds from borrowings of long-term debt                250,000         --          715,000
      Proceeds from borrowings of short-term debt               697,000      600,000           --
      Principal payments on notes payable                      (414,000)    (200,000)      (200,000)
      Contribution of capital                                   192,000         --             --
---------------------------------------------------------------------------------------------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                 725,000      400,000        515,000
---------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                  (9,000)     149,000        (12,000)
Cash at beginning of year                                       190,000       41,000         53,000
---------------------------------------------------------------------------------------------------

CASH AT END OF YEAR                                         $   181,000    $ 190,000    $    41,000
===================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the year for:
               Interest                                     $    36,000    $   1,000    $    81,000
               Income taxes                                       2,000        2,000          3,000


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------
                                 Number of      Common        Paid-in      Accumulated
                                  Shares         Stock        Capital        Deficit          Total
------------------------------------------------------------------------------------------------------
Balance at
    January 1, 1994             12,418,228       $6,000    $15,970,000    ($16,774,000)      ($798,000)

Forgiveness of notes
    payable to related party          --             --      5,300,000             --        5,300,000

Net loss for the year                 --             --             --      (1,999,000)     (1,999,000)
------------------------------------------------------------------------------------------------------

Balance at
    December 31, 1994           12,418,228       $6,000    $21,270,000    ($18,773,000)    $ 2,503,000

Net loss for the year                 --             --             --        (851,000)       (851,000)
------------------------------------------------------------------------------------------------------

Balance at
    December 31, 1995           12,418,228       $6,000    $21,270,000    ($19,624,000)    $ 1,652,000

Forgiveness of notes
    payable to related party          --             --      1,330,000             --        1,330,000

Contribution of capital
   by shareholders                                             192,000                         192,000

Net loss for the year                                                       (1,883,000)     (1,883,000)
------------------------------------------------------------------------------------------------------


Balance at
   December 31, 1996            12,418,228    $     6,000  $22,792,000    ($21,507,000)    $ 1,291,000
======================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SALE OF THE COMPANY

Pursuant to a Stock Purchase and Contribution Agreement dated October 10, 1996, (the "Stock Purchase Agreement") by and among UST Inc., ("UST"), UST Enterprises Inc. ("Enterprises"), W/F Investment Corp ("W/F") and the Company, Shotmaker Acquisition Corp ("SAC"), as nominee for W/F, purchased 9,403,168 shares of the common stock of the Company from UST and Enterprises, representing approximately 76% of the outstanding shares of the Company. SAC paid cash to UST and Enterprises in the amount of $94,000, and made a cash capital contribution to the Company of $192,000. As part of the Stock Purchase Agreement, UST forgave approximately $1,330,000 of debt, leaving a balance of $250,000 which is due, together with accrued interest thereon, on April 11, 1998. Also as part of the Stock Purchase Agreement, W/F obtained on behalf of the Company an $850,000 revolving line of credit with Foothill Capital, secured by substantially all the assets of the Company (see Note 6).


NOTE 2 -- SALE OF LIGHTMAKER DIVISION

On December 27, 1996, the Company completed the sale of its Lightmaker division to LTM Corporation of America ("LTM") for a cash price of $110,000. The assets sold to LTM were raw materials inventory, machinery and equipment associated with the manufacture of the electronic ballasts, and the intellectual property of the Lightmaker division including the Lightmaker trade name. Under the terms of the agreement, the Company retained the accounts receivable, the accounts payable, and the remaining finished goods inventory. LTM assumed all warranty liability for the Lightmaker ballasts.


NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Camera Platforms International, Inc. (the "Company"), was organized in the state of Delaware in 1985 to engage in the business of leasing camera cars and other related equipment to motion picture and television production companies. In 1987 the Company began developing a proprietary line of electronic lighting ballasts. In 1988 the Company commenced the production and sale of the ballasts and related products to motion picture, television and theater productions. As more fully described in Note 2, the Company sold the lighting ballast division during 1996. In 1993 the Company began to lease and sell camera dollies, cranes, and related products to motion picture and television productions.

The Company is 76% owned by Shotmaker Acquisition Corp as a result of a Stock Purchase Agreement more fully described in Note 1.

The Company operates in a single business segment. The Company designs, manufactures, sells, leases and rents equipment for the motion picture, television and theatrical production industry.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis. The Company has incurred recurring operational losses and negative cash flows from operations. The Company has historically supplemented its cash flows from operations through a combination of debt and equity financings from UST. Since UST's sale of its ownership in the Company, the Company has supplemented cash flows from operations through a revolving line of credit with Foothill Capital.

Since the transition to new management on October 10, 1996, the Company has taken steps to reduce operating

                      CAMERA PLATFORMS INTERNATIONAL, INC.

expenses and increase revenue and profitability. To reduce operating expenses, the Company has, among other things, sold the Lightmaker division, which had been incurring losses (see Note 2), and reduced payroll and other expenses including rent, insurance and legal and professional expenses. To improve profitability, the Company has taken steps to increase utilization of its camera cars, cranes and dollies. The Company has added new products including a new line of Shotmaker dollies and it has begun manufacturing a second line of cranes under the Enlouva name. The Company's sales and marketing plans have been revamped, and the Company has relocated its headquarters in order to provide better service to customers. Given these changes in the Company's operations, it is management's belief that the Company will not incur any significant negative cash flow from operations in 1997 and that, in the event there is any negative cash flow from operations, the Foothill Capital line of credit will be more than sufficient to offset such negative cash flow.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenues from assets held for lease are considered rental revenues under the terms of the related operating leases. Accordingly, the revenue is recognized as it becomes due under the terms of the lease agreements.

The Company sells its products on ordinary trade terms.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment is stated at the lower of cost or net realizable value, less accumulated depreciation. Depreciation is generally determined using the straight-line method over the estimated useful life of the equipment, using periods ranging from three to ten years. Lighting ballasts held for rental are depreciated using the straight-line method over five years.

INTANGIBLE ASSETS

Intangible assets, which are included in other noncurrent assets, consisted of goodwill associated with the Company's purchase of Panther Corporation of America in July 1993. This goodwill was recorded at cost and is being amortized using the straight-line method over ten years.


RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense as incurred. Such amounts are not material in any year presented.

CASH EQUIVALENTS

The Company considers all highly liquid investments held at financial institutions with maturity dates of three months or less at the time of acquisition to be cash equivalents.

PER SHARE DATA

Loss per share is calculated based upon the weighted average number of common shares outstanding during each year. Common stock equivalents have been excluded from the earnings per share calculations as their effect would have been anti-dilutive.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

CONCENTRATION OF CREDIT RISK

The Company's customers are principally engaged in the production of motion pictures or television programming, or are suppliers to such companies. Credit is extended based on an evaluation of the customer's financial condition. Receivables arising from the granting of credit under normal trade terms are generally due within 30 to 90 days and are generally not collateralized. From time to time, the Company grants extended terms, which are generally collateralized by a security interest in the products sold. At December 31, 1996 and 1995 there were no extended term receivables. Collections of accounts receivable have consistently been within management's expectations.

WARRANTY OBLIGATIONS

The Company warrants its products, generally for either a six or twelve month period, and provides currently for the estimated costs which may be incurred under these product warranties.

ADVERTISING COSTS

The Company expenses all advertising costs as incurred. Advertising costs were $243,000, $186,000, and $193,000 for the years ended December 31, 1996, 1995 and
1994, respectively, and were recorded as part of selling, general and administrative expenses.

OPERATING LEASES

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from one day to several weeks in duration, with occasional rentals of several months. The Company also has a small number of camera dollies on long-term operating leases of twelve to thirty-six months, and one camera car on an indefinite long-term operating lease. None of the rentals are noncancelable leases, and no contingent rentals are included in the Company's results.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of FAS 123, "Accounting for Stock-Based Compensation", but applies APB No. 25 and related interpretations in accounting for options granted under its plan. However, since there were no options granted in 1996 or 1995, management has determined that the pro forma disclosure provisions of FAS 123 are not applicable for the years ended December 31, 1996 and 1995.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.


NOTE 4 -- INVENTORIES

                                             December 31,
                                  ---------------------------------
                                     1996                    1995
                                   --------                --------
Raw materials................     $   --                   $158,000
Finished goods...............       269,000                 266,000
                                   --------                --------
                                   $269,000                $424,000
                                   ========                ========

                      CAMERA PLATFORMS INTERNATIONAL, INC.

NOTE 5 -- PROPERTY AND EQUIPMENT

                                                                                     December 31,
                                                                         ----------------------------------
                                                                            1996                    1995
                                                                         -----------             ----------
Rental equipment....................................................     $4,770,000              $5,078,000
Machinery and equipment.............................................        314,000                 682,000
Leasehold improvements..............................................         15,000                 246,000
Furniture and fixtures..............................................         60,000                 127,000
Automobiles and trucks..............................................         57,000                  57,000
Construction in progress............................................         23,000                  23,000
                                                                         ----------              ----------
                                                                          5,239,000               6,213,000

Less accumulated depreciation and amortization......................      3,199,000               3,651,000
Less rental asset valuation allowance...............................        542,000                 542,000
                                                                         ----------              ----------
                                                                         $1,498,000              $2,020,000
                                                                         ==========              ==========

Accumulated depreciation and amortization pertaining to rental equipment amounted to $2,832,000 in 1996 and $2,590,000 in 1995.


NOTE 6 -- REVOLVING CREDIT FACILITY

The Company has an $850,000 revolving credit facility with interest at reference rate plus 4% (effective rate of 12.25 % at December 31, 1996) and monthly principal reductions of $17,000, maturing October 15, 1997. Advances under the credit facility totaled $170,000 at December 31, 1996 and are secured by substantially all the assets of the Company.


NOTE 7 -- LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                             December 31,
                                                                     1996                   1995
--------------------------------------------------------------------------------------------------
Due to former shareholder, unsecured, interest accruing at
     8.25%, principal and interest due April 11, 1998,
     unsecured.                                                     250,000                835,000

Installment obligation, non interest bearing                          --                   382,000
--------------------------------------------------------------------------------------------------

                                                                   420,000              1,217,000
Less current maturities                                               --                1,217,000
                                                                   -----------         ----------
                                                                   $250,000            $       --
                                                                   =========

NOTE 8 -- INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

At December 31, 1996, the Company has federal net operating loss carryforwards of approximately $22 million for tax purposes, which expire from 2000 to 2011. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company has California net operating loss carryforwards of approximately $7 million for tax purposes, which expire from 1997 to 2001. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities. At December 31, 1996, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

NOTE 9 -- STOCK OPTIONS

The Company has adopted a Stock Option Plan to provide additional incentive for officers and key employees to invest in the Company. The Company has reserved 500,000 shares of its common stock for issuance in connection with the plan. The Company has granted stock options to purchase shares of its common stock to certain officers and key employees as follows:

                                                                             Options Outstanding
                                                                      -----------------------------------
                                                                                              Weighted
                                                                                            Ave. Exercise
                                                                        Shares                  Price
                                                                      ---------             -------------
Outstanding at January 1, 1994....................................      220,000                   2.12
     Granted......................................................         --                    --
     Exercised....................................................         --                    --
     Terminated or expired........................................     (103,000)                  2.12
                                                                       --------                -------
Outstanding at December 31, 1994..................................      117,000                   2.12

     Granted......................................................         --                    --
     Exercised....................................................         --                    --
     Terminated or expired........................................      (49,000)                  1.85
                                                                       --------                -------
Outstanding at December 31, 1995..................................       68,000                  $2.25
                                                                       ========                =======

     Granted......................................................         --                    --
     Exercised....................................................         --                    --
     Terminated or expired........................................      (34,000)                  2.25
                                                                      ---------                -------
Outstanding at December 31, 1996..................................       34,000                  $2.25
                                                                       ========                =======

Options were granted under the plan at not less than the fair market value of the stock on the date of grant. The options became exercisable beginning in 1991, and the remaining options expire in 1997.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

LEASES

The Company's commitment under the lease for its primary business premises expired December 31, 1996 and the Company vacated the building. Rent expense for this lease for the years ended December 31, 1996, 1995 and 1994 was $132,000, $148,000 and $148,000, respectively.

In December 1996, the Company entered into a new lease expiring December, 1999. Minimum payments under the new lease are $121,000, $121,000 and $111,000 for the years ending December 31, 1997, 1998, and 1999, respectively.

PURCHASE COMMITMENTS

In 1993, the Company entered into a five-year distribution agreement with Panther GmbH. This agreement may be extended to eight years if certain conditions are met at the end of the distribution term and subsequent annual extension periods. Pursuant to the agreement, the Company has been granted exclusive distribution rights for all Panther products in North and South America. The distribution agreement has certain minimum purchase requirements. The Company has met its minimum purchase commitments under the agreement. The minimum purchase commitment for 1997 is DM 1,200,000 ($706,000).

CONTINGENCIES RELATED TO ENVIRONMENTAL ISSUES

In previous years, the Company reported that the Shotmaker division's camera cars, fifteen of which are currently in operation, were unable to meet vehicle emission standards. As of March 1997, with the exception of one camera car that had been retrofitted but was not yet certified and one other camera car on long term lease in Japan, all the Company's cars were retrofitted to meet all state and federal emissions requirements. The retrofitting was accomplished without jeopardizing any of the operational features of the vehicles cars.


NOTE 11 -- SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No sales to a single customer accounted for more than ten percent of total revenues during 1996, 1995, and 1994. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.


NOTE 13 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 1996 and 1995.


NOTE 14 - SUBSEQUENT EVENTS

As of January 31, 1997, Shotmaker Dollies and Cranes, Inc ("SD&C"), the Company's wholly owned subsidiary, adopted a tax free plan of liquidation. Under the plan, all the assets, liabilities and business operations of SD&C were distributed to the Company. The plan was undertaken primarily to minimize the additional costs associated with operating two corporate entities, and is otherwise not expected to have any material impact on the operations of the Company.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------
                                                   Additions
                                     Balance      Charged to                      Balance
                                     January 1     Expenses       Deductions     December 31
--------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994
Asset valuation allowance                --        $ 600,000            --         $600,000
Allowance for doubtful accounts        68,000         15,000         (60,000)        23,000
Warranty liability                     13,000          5,000          (4,000)        14,000
                                     --------      ---------       ---------       --------
                                     $ 81,000      $ 620,000       ($ 64,000)      $637,000
                                     ========      =========       =========       ========

-------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1995
Asset valuation allowance            $600,000           --              --         $600,000
Allowance for doubtful accounts        23,000         62,000         (36,000)        49,000
Warranty liability                     14,000          8,000         (12,000)        10,000
                                     --------      ---------       ---------       --------
                                     $637,000      $  70,000       ($ 48,000)      $659,000
                                     ========      =========       =========       ========

-------------------------------------------------------------------------------------------


YEAR ENDED DECEMBER 31, 1996
Asset valuation allowance            $600,000           --              --         $600,000
Allowance for doubtful accounts        49,000         34,000         (49,000)        34,000
Warranty liability                     10,000         18,000         (24,000)         4,000
                                     --------      ---------       ---------       --------
                                     $659,000      $  52,000       ($ 73,000)      $638,000
                                     ========      =========       =========       ========

-------------------------------------------------------------------------------------------

                      CAMERA PLATFORMS INTERNATIONAL, INC.


ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

             At a meeting held on January 22, 1997, the Board of Directors of the Company approved the engagement of Grant Thornton LLP as its independent auditors for the fiscal year ending December 31, 1996, and for other independent accounting and tax-related services on an ongoing basis, to replace the firm of Ernst & Young LLP, who resigned as auditors of the Company effective January 22, 1997. The Board of Directors does not have a separate audit committee.

             The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years ended December 31, 1994 and 1995 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

             In connection with the audits of the Company's financial statements for each of the past two fiscal years ended December 31, 1994 and 1995 and in the subsequent interim periods, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in its report.

             The Company requested Ernst & Young LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated January 24, 1997, was filed as Exhibit 1 to the Company's Form 8-K Current Report dated January 22, 1997, which reported the change in the Company's certifying accountant. Ernst & Young LLP's letter is also incorporated by reference as an exhibit to this Form 10-K Annual Report.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The Company's By-Laws provide for a range of one to nine directors and allow the Board of Directors to set the exact number of authorized directors within that range. The current number of authorized directors established by the Board of Directors is four. Directors are elected at each Annual Meeting of Shareholders to serve thereafter until their successors have been duly elected and qualified.

             The following table provides certain information as of March 17, 1997, for each director and executive officer of the Company:

          NAME                           AGE      POSITION WITH THE COMPANY
          ----                           ---      -------------------------
          Roy Atlas                      53       Director, President and Chief
                                                  Operating Officer
          William O. Fleischman          51       Chairman of the Board and
                                                  Secretary
          Leslie J. Kovacs               54       Director*
          Ronald J. Riddle               50       Treasurer (Controller)
          Laird Robertson                42       Director and Chief Executive
                                                  Officer

----------
* Mr. Kovacs is not yet a director but has agreed to become a director as of April 16, 1997.


            Roy Atlas has been a director of the Company since December 19, 1996. Mr. Atlas served as Executive Vice President and Chief Operating Officer of the Company from October 10 to December 19, 1996, and has been serving as President and Chief Operating Officer from December 19, 1996. From 1980 to 1996, Mr. Atlas served in senior management positions at a number of distribution companies in Florida or the east coast including Gold Coast Distributors in Miami, Florida, American Potomac Distributors in Washington, D.C., and South Jersey Distributors in Pleasantville,

                      CAMERA PLATFORMS INTERNATIONAL, INC.



New Jersey. Previously, Mr. Atlas built up a successful 11-store drugstore chain in the Washington, D.C. area, which he sold in 1979.

            William O. Fleischman has been Chairman of the Board and Secretary of the Company since October 10, 1996. Mr. Fleischman, in his individual capacity or through W/F or its affiliates, has substantial experience investing in and managing companies, financial institutions and real estate. Mr. Fleischman is also a senior member of the law firm of Fleischman & Schelberg, a Century City based law firm specializing in corporate and real estate law.

            Leslie J. Kovacs will serve as a director of the Company beginning on April 16, 1997. Mr. Kovacs is a well respected independent lighting gaffer who has been involved in the motion picture industry since 1965. He is a member of the International Alliance of Theatrical Stage Employees (I.A.T.S.E.). His film credits include some of the top U.S. box office films in recent years including BASIC INSTINCT, BATMAN FOREVER, EXECUTIVE DECISION and the upcoming BATMAN AND ROBIN.

            Ronald J. Riddle has been employed as the Controller of the Company since July 1986, and has been the Company's Treasurer since March 1991. Mr. Riddle has also served as the General Manager of the Shotmaker division from February 1991 through October 1996. From March 1991 until October 1991 Mr. Riddle served as Secretary of the Company.

            Laird Robertson has been a director of the Company since December 19, 1996, and the Chief Executive Officer of the Company since October 10, 1996. For approximately the past five years, prior to joining CPI, Mr. Robertson served as an advisor or "turnaround" manager for a variety of companies in transition or financial difficulty. Previously, Mr. Robertson was a corporate lawyer with an international law firm based in Los Angeles. From 1984 to 1988, Mr. Robertson was an officer at the Department of State, advising principally the Economic & Business Bureau on international trade, intellectual property and telecommunication matters.

            None of the officers or directors of the Company is related to any other officer or director of the Company. Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors or until they resign. At present two officers of SAC, the principal shareholder of the Company, serve on the Company's Board of Directors.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


ITEM 11 -- EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS
            In 1996 no directors received any fees for serving as members of the Board of Directors. As of April 1997, directors who are not officers of the Company will receive $1,000 for each Board of Directors meeting which they attend.

COMPENSATION OF EXECUTIVE OFFICERS
            The following tables set forth information concerning the compensation of the Company's Chief Executive Officer and those other executive officers of the Company whose salary and bonus exceeded $100,000 during 1996. The table below sets forth information regarding the compensation of each listed executive officer for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                                   -------------------------------------
                                  ANNUAL COMPENSATION                      AWARDS              PAYOUTS
                         ----------------------------------------  ----------------------     ----------
                                                        OTHER                                                ALL
                                                        ANNUAL     RESTRICTED                               OTHER
                                                        COMPEN-      STOCK       OPTIONS/       LTIP       COMPEN-
NAME AND                          SALARY       BONUS    SATION      AWARD(S)       SAR'S       PAYOUTS     SATION
PRINCIPAL POSITION       YEAR       ($)         ($)       ($)         ($)           (#)          ($)         ($)
------------------       ----    ---------   --------  ----------  -----------   ----------   ----------  -------
Hal Needham*
   Chairman, CEO         1996        49,000      --       --           --           --           --          --
                         1995        52,000      --       --           --           --           --          --
                         1994        52,000      --       --           --           --           --          --
Laird Robertson
   Director, CEO         1996        16,000      --       --           --           --           --          --

Philip M. Panzera**
   President             1996       134,000      --       --           --           --           --          --
   President             1995       115,000      --       --           --           --           --          --
   VP & CFO              1994        95,000      --       --           --           --           --          --

--------
* Mr Needham resigned as Chairman and CEO on October 10, 1996.
** Mr. Panzera's duties as President were terminated on October 10, 1996.

        The Company is considering entering into an Employment Agreement with its President, Roy Atlas, and will present to agreement for approval of disinterested members of the Board of Directors on March 19, 1997. The Agreement is a five-year contract which provides that Mr. Atlas will receive a salary of $75,000, an annual bonus of $25,000 depending on profitability, and warrants to purchase up to 700,000 shares of the Company's common stock, which warrants will vest at the rate of 100,000 per year of service under the Employment Agreement. A copy of the Employment Agreement is attached to this Form 10-K Annual Report as Exhibit 10.3.

                             OPTION GRANTS IN 1996

        No stock options were granted to executive officers, or any other Company employee, during the year ended December 31, 1996.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



                       AGGREGATED OPTION EXERCISES IN 1996
                         AND YEAR-END 1996 OPTION VALUES

                                                                       NUMBER OF                      VALUE OF UNEXERCISED
                                                                      UNEXERCISED                         IN-THE-MONEY
                           SHARES                                  OPTIONS/SAR'S AT                     OPTIONS/SAR'S AT
                         ACQUIRED ON          VALUE              FISCAL YEAR-END (#)                   FISCAL YEAR-END (#)
     NAME                EXERCISE(#)        REALIZED        EXERCISABLE       UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
---------------------    -----------        --------        -----------       -------------      -----------       -------------
Hal Needham                    --                --              --                 --                 --                 --
Philip M. Panzera              --                --             12,000              --                 --                 --

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

            The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of March 17, 1997.

                                                          AMOUNT AND NATURE
                  NAME AND ADDRESS OF                       OF BENEFICIAL        PERCENT OF
                     BENEFICIAL OWNER                         OWNERSHIP             CLASS
                  -------------------                     -----------------      ----------
            Hal Needham                                       1,123,520(1)           9.0%
            12711 Ventura Blvd.
            Studio City, CA  91604

            William O. Fleischman                             6,582,217(2)          52.9%
            1900 Avenue of the Stars, Suite 2410
            Los Angeles, CA 90067

            Laird Robertson                                   1,880,633(3)          15.1%
            1917 Garth Avenue
            Los Angeles, CA 90034

1 Includes 41,520 shares held directly by Mr. Needham and 1,082,000 shares held directly by Hollywood Camera Cars, Inc.

2 Mr. Fleischman's minor child is the owner of 70% of the outstanding shares of SAC, which owns 9,403,168 shares or 75.6% of the Company's common stock.

3 Mr. Robertson is the owner of 20% of the outstanding shares of SAC, which owns 9,403,168 shares or 75.6% of the Company's common stock.

SECURITY OWNERSHIP OF MANAGEMENT

       The following table sets forth information with respect to shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned beneficially by all directors, nominees and officers as a group as of March 17, 1997.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



                                                       AMOUNT AND NATURE
                                                         OF BENEFICIAL        PERCENT OF
               NAME OF BENEFICIAL OWNER                    OWNERSHIP             CLASS
               ------------------------                -----------------      ----------
            Roy Atlas                                           --                0%
            William O. Fleischman                           6,582,217(1)         52.9%
            Ronald J. Riddle                                    --                0%
            Laird Robertson                                 1,880,663(2)         15.1%
            All officers and directors as a                 8,462,880            68.1%
              group (4 persons)

1 Represents 6,582,217 shares held by SAC, which owns a total of 9,403,168 shares of the Company's common stock.

2 Represents 1,880,633 shares held by SAC, which owns a total of 9,403,168 shares of the Company's common stock



ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Two directors of the Company, Messrs. William O. Fleischman and Laird Robertson, are officers of SAC. Please refer to "Sale of the Company" under Item 1 above and "Security Ownership of Certain Beneficial Owners and Management" under Item 12 above.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The financial statements and financial statement schedules filed as part of this report are listed on the Index to Financial Statements and Schedules on page 16.

        Exhibits

         2.1(1) Stock Purchase and Contribution Agreement dated as of October 10, 1996

         2.2(2)   Letter Agreement re sale of Lightmaker dated December 27, 1996

         3.1(3)   Certificate of Incorporation, as amended.

         3.2(4)   By-Laws, as amended.

         10.1(5)  Form of Non-Statutory Stock Option Agreement.

         10.2(6)  Company's 1990 Stock Option Plan.

         10.3     Employment Agreement between the Company and Roy Atlas

         16.1(7) Letter re change in certifying accountant dated January 24, 1997.

         21.1     Subsidiaries of Registrant.


1 Incorporated by reference to the Company's Form 8-K Current Report dated October 10, 1996.

2 Incorporated by reference to the Company's Form 8-K Current Report dated December 27, 1996.

3 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1987.

4 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1988.

5 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1989.

6        Incorporated by reference to the Company's Registration Statement No.
         33-37401 on Form S-8, filed on October 23, 1990.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


7 Incorporated by reference to the Company's Form 8-K Current Report dated January 22, 1996.



(b)          Reports on Form 8-K

             Registrant filed the following two reports on Form 8-K during the fourth quarter of the year ended December 31, 1996:

                    Form 8-K Current Report, dated October 10, 1996
                      Item 1 - Changes in Control of Registrant
                      Item 7 - Financial Statements and Exhibits
                               Stock Purchase and Contribution Agreement dated as of October 10, 1996

                    Form 8-K Current Report, dated December 27, 1996
                      Item 2 - Disposition of Assets
                      Item 7 - Financial Statements and Exhibits

                           Pro Forma Condensed Consolidated Statement of
                            Financial Position at September 30, 1996 (Unaudited)

                           Pro Forma Condensed Consolidated Statement of
                            Operations for the Nine Months Ended September 30, 1996 (Unaudited)

                           Pro Forma Condensed Consolidated Statement of
                            Operations for the Year Ended December 31, 1995 (Unaudited)

                           Letter Agreement dated as of December 27, 1996, by
                            and between the Company and LTM Corporation of America

                           Press Release dated December 27, 1996, announcing
                            sale of the Lightmaker division

(c)          Exhibits

             All exhibits required by Item 601 of Regulation S-K have been filed.

(d)          Financial Statement Schedules

             All other financial statement schedules which are required by the regulations of the Securities and Exchange Commission are either inapplicable or are included as part of Item 8 herein.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Dated:       April 2, 1997


                                       CAMERA PLATFORMS INTERNATIONAL, INC.

                                       By:     LAIRD ROBERTSON
                                          -----------------------------------
                                          Laird Robertson,
                                          Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following officers and directors of Camera Platforms International, Inc., on behalf of the Company, in the capacities and in the dates indicated.



April 2, 1997     Chairman of the Board
                  and Secretary                   WILLIAM O. FLEISCHMAN
                                            ----------------------------------
                                                  WILLIAM O. FLEISCHMAN

April 2, 1997     Chief Executive Officer
                  and Director                      LAIRD ROBERTSON
                                            ----------------------------------
                                                    LAIRD ROBERTSON

April 2, 1997     President, Chief Operating
                  Officer and Director               ROY ATLAS
                                            ----------------------------------
                                                     Roy Atlas

April 2, 1997     Controller (Principal
                  Financial Officer)
                                                    RONALD J. RIDDLE
                                            ----------------------------------
                                                    Ronald J. Riddle

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                 EXHIBIT INDEX


        Exhibits

         2.1(1) Stock Purchase and Contribution Agreement dated as of October 10, 1996

         2.2(2)   Letter Agreement re sale of Lightmaker dated December 27, 1996

         3.1(3)   Certificate of Incorporation, as amended.

         3.2(4)   By-Laws, as amended.

         10.1(5)  Form of Non-Statutory Stock Option Agreement.

         10.2(6)  Company's 1990 Stock Option Plan.

         10.3     Employment Agreement between the Company and Roy Atlas

         16.1(7) Letter re change in certifying accountant dated January 24, 1997.

         21.1     Subsidiaries of Registrant.


1 Incorporated by reference to the Company's Form 8-K Current Report dated October 10, 1996.

2 Incorporated by reference to the Company's Form 8-K Current Report dated December 27, 1996.

3 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1987.

4 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1988.

5 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1989.

6        Incorporated by reference to the Company's Registration Statement No.
         33-37401 on Form S-8, filed on October 23, 1990.

7 Incorporated by reference to the Company's Form 8-K Current Report dated January 22, 1996.