Form 10-Q
period 1997-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 1997-04-30
CIK 775714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[Mark one]
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MARCH 31, 1997

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

            10909 Vanowen Street, North Hollywood, California, 91605
           ---------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

                               (818) 623-1700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                               Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1997.

           Common Stock $.0005 par value                         12,418,228
           -----------------------------                     ------------------
                        (Class)                              (Number of shares)

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                     INDEX

                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I.   FINANCIAL INFORMATION:

      Item 1.    Financial Statements:

                 Condensed Consolidated Statement of Financial Position
                     at March 31, 1997, and December 31, 1996                         3

                 Condensed Consolidated Statement of Operations for the
                     Three Months ended March 31, 1997 and 1996                       4

                 Condensed Consolidated Statement of Cash Flows for the
                     Three Months ended March 31, 1997 and 1996                       5

                 Notes to Condensed Consolidated Financial Statements                 6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                        8


PART II.   OTHER INFORMATION                                                          9

Signature Page                                                                        9

                      CAMERA PLATFORMS INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------
                                                                                 MARCH 31,      December 31,
                                                                                    1997            1996
------------------------------------------------------------------------------------------------------------
                                                ASSETS
                                                ------
CURRENT ASSETS
   Cash                                                                         $    140,000    $    181,000
   Accounts receivable, less allowance for doubtful accounts
      of $6,000 in 1997 and $34,000 in 1996                                          428,000         283,000
   Inventories                                                                       183,000         269,000
   Prepaid expenses                                                                   75,000          82,000
                                                                                ------------    ------------
                 TOTAL CURRENT ASSETS                                                826,000         815,000

Property and equipment, net of accumulated depreciation
   and a $542,000 rental asset valuation allowance                                 1,502,000       1,498,000
Deposits and other noncurrent assets                                                  86,000         118,000
                                                                                ------------    ------------
                                                                                $  2,414,000    $  2,431,000
============================================================================================================

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                  -------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                               $  571,000     $   565,000
   Revolving credit facility                                                         249,000         170,000
   Customer deposits                                                                  14,000          95,000
   Other current liabilities                                                          30,000          60,000
                                                                                ------------    ------------
                 TOTAL CURRENT LIABILITIES                                           864,000         890,000

Long-term debt, net of current maturities                                            250,000         250,000

Commitments and contingencies

SHAREHOLDERS' EQUITY
   Common stock--$.0005 par value; 15,000,000 shares authorized; shares
     issued and outstanding: 12,418,228                                                6,000           6,000
   Additional paid-in capital                                                     22,792,000      22,792,000
   Accumulated deficit                                                           (21,498,000)    (21,507,000)
                                                                                ------------    ------------
                 TOTAL SHAREHOLDERS' EQUITY                                        1,300,000       1,291,000
                                                                                ------------    ------------
                                                                                $  2,414,000    $  2,431,000
============================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

--------------------------------------------------------------------------------------------------------
Three months ended                                                MARCH 31, 1997          March 31, 1996
--------------------------------------------------------------------------------------------------------
REVENUES
--------
Sales                                                              $   686,000              $   425,000
Rentals                                                                361,000                  367,000
                                                                   -----------              -----------
                                                                     1,047,000                  792,000
                                                                   -----------              -----------

EXPENSES
--------
Cost of sales                                                          506,000                  411,000
Cost of rentals                                                        331,000                  363,000
Selling, general and administrative                                    262,000                  450,000
                                                                   -----------              -----------
                                                                     1,099,000                1,224,000
                                                                   -----------              -----------
Operating loss                                                         (52,000)                (432,000)

Other income (expense), net                                             61,000                   (2,000)
                                                                   -----------              -----------
NET INCOME (LOSS)                                                       $9,000                ($434,000)
=======================================================================================================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK                              $0.00                   ($0.03)
=======================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       12,418,228               12,418,228
=======================================================================================================

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------
Three months ended                                                     MARCH 31, 1997         March 31, 1996
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income (loss)                                                        $9,000             ($ 434,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation and amortization                                      98,000                116,000
          Loss (gain) on sale of equipment                                  (20,000)                  --
          Provision (credit) for doubtful accounts                          (28,000)                (2,000)
          Changes in assets and liabilities:
                Accounts receivable                                        (117,000)               344,000
                Inventories                                                  86,000                 30,000
                Prepaid expenses                                              7,000                 (4,000)
                Deposits and noncurrent assets                               32,000                (25,000)
                Accounts payable                                              6,000               (156,000)
                Other current liabilities                                  (111,000)               (10,000)
------------------------------------------------------------------------------------------------------------
    NET CASH USED IN OPERATING ACTIVITIES                                   (38,000)              (141,000)
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Purchases of property and equipment                                    (138,000)                (1,000)
    Net proceeds from sale of equipment                                      56,000                   --
------------------------------------------------------------------------------------------------------------
    NET CASH USED IN INVESTING ACTIVITIES                                   (82,000)                (1,000)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from borrowings of short-term debt                              79,000                529,000
    Principal payment on note payable                                         --                  (379,000)
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                79,000                150,000
------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                             (41,000)                 8,000
------------------------------------------------------------------------------------------------------------

Cash at beginning of period                                                 181,000                190,000
------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                     $ 140,000              $ 198,000
============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
          Interest                                                         $ 10,000                $ 1,000
          Income taxes                                                        --                      --
============================================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 -- LIQUIDATION OF SUBSIDIARY

    As of January 31, 1997, Shotmaker Dollies and Cranes, Inc., (SD&C"), the Company's wholly owned subsidiary, adopted a tax free plan of liquidation. Under the plan, all the assets, liabilities and business operations of SD&C were distributed to the Company. The plan was undertaken primarily to minimize the additional costs associated with operating two corporate entities, and is otherwise not expected to have any material impact on the operations of the Company.

NOTE 3 -- INVENTORIES

                                              March 31,      December 31,
                                              ---------      ------------
                                                1997            1996
                                              ---------       ---------
Finished goods  . . . . . . . . . . . .         183,000         269,000
                                              ---------       ---------
                                              $ 183,000       $ 269,000
                                              =========       =========

NOTE 4 -- REVOLVING CREDIT FACILITY

        The Company has an $850,000 revolving credit facility with interest at reference rate plus 4% (effective rate of 12.25 % at March 31, 1997) and monthly principal reductions of $17,000, maturing October 15, 1997. Advances under the credit facility totaled $249,000 and $170,000 at March 31, 1997 and December 31, 1996, and are secured by substantially all the assets of the Company.

NOTE 5 - LONG TERM DEBT

        Long-term debt consisted of the following:

                                                            March 31, 1997    December 31,1996
                                                            --------------    ----------------
        Due to former shareholder, unsecured,  interest
        accruing at 8.25%, principal and interest due
        April 11, 1998, unsecured                              $250,000           $250,000

                      CAMERA PLATFORMS INTERNATIONAL, INC.


NOTE 6 - CONTINGENCIES

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

CONTINGENCIES RELATED TO ENVIRONMENTAL ISSUES

In previous years, the Company reported that the Shotmaker division's camera cars, fifteen of which are currently in operation, were unable to meet vehicle
emission standards.   As of March 31, 1997, with the exception of one camera
car on long term lease in Japan, all the Company's cars were retrofitted to meet all state and federal emissions requirements. The retrofitting was accomplished without jeopardizing any of the operational features of the vehicles.

NOTE 7 - FORMATION OF NEW SUBSIDIARY

On March 7, 1997, the Company formed a new wholly-owned subsidiary, Shotmaker Dollies, Inc. to, among other activities, introduce a new line of hydraulic dollies which are yet to be sold or leased.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

        In October, 1996, the Company obtained a line of credit from Foothill Capital Corporation in the amount of $850,000 (the "Foothill Credit Line"). The Foothill Credit Line has a term of one year and operates as a revolving line of credit. The Foothill Credit Line requires monthly principal pay downs in the amount of $17,000, together with a monthly interest payment, all of which were current at March 31, 1997.

        The Company had outstanding balances under the Foothill Credit Line of $249,000 and $179,000 as of March 31, 1997 and December 31, 1996, respectively.

        The Company's operations are providing sufficient cash flow to meet current operating requirements. The Company believes that working capital generated by operations, along with the remaining availability under the Foothill Credit Line or a successor credit line, will continue to provide sufficient funds to meet the Company's operating cash requirements for the next twelve months. Based on the Company's performance as of March 31, 1997, the Company believes that it will not have difficulty either renewing the Foothill Credit Line or obtaining a comparable line of credit from another lending institution on similar or more favorable terms.

RESULTS OF OPERATIONS

        The following analysis compares the three months ended March 31, 1997, with the three months ended March 31, 1996.

        The Company's revenue for the first quarter of 1997 increased by 32% as compared with the corresponding period of the prior year. First quarter sales revenue increased by 61% as a result of strong sales of Panther dollies and cranes, and sales of the new Scorpio remote head. Cost of sales increased by only 23% from the prior comparable period, resulting in a 1200% increase in the gross margin on sales. The higher gross margin on sales is attributable to the inclusion in the prior period of ballast sales from the unprofitable Lightmaker division, which was sold in December, 1996. The remaining ballast inventory was sold during the first quarter of 1997 at very low margins, but this was far offset by the strong margins maintained on the dolly, crane and remote head sales.

        First quarter rental revenue was 98% of the corresponding period of the prior year, but cost of rentals decreased by 9%. This was primarily attributable to lower overhead expenses, including lower depreciation as some assets have become fully depreciated, and slightly higher rental rates.

        Selling, general and administrative expense for the first quarter decreased by 42%. This is due primarily to high professional fees in the prior period associated with the sale of the Company, a reduction in costs in the current period associated with the sale of the Lightmaker division, and lower

                      CAMERA PLATFORMS INTERNATIONAL, INC.

advertising and travel and entertainment expenses in the current period.

        Other income reported for the current quarter was primarily associated with the one-time sale of certain crab-to-steer technology developed by the Company to Panther GmbH, increased by strong foreign currency translation gains and offset by higher interest expense.

        The net income for the first quarter was $9,000 compared with a $434,000 loss in the first quarter of 1996. The net income (loss) per share of common stock decreased from a $0.03 loss per share in the first quarter of 1996 to $0.00 in first quarter of 1997.

        Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in 1997.

        All international sales are denominated and remitted in U.S. dollars, and all foreign transactions are settled within a short period of time. Accordingly, the Company does not anticipate that foreign currency fluctuations will have a material effect on operations in the next twelve months.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K. The Company filed a report on Form 8-K dated January 22, 1997 disclosing the engagement of Grant Thornton LLP as its independent auditors for the fiscal year ending December 31, 1996, to replace Ernst & Young, LLP. No financial statements were included in the filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CAMERA PLATFORMS INTERNATIONAL, INC.

                                                   /s/  ROY ATLAS
                                           -------------------------------------
Date:  April 28, 1997                      Roy Atlas
                                           President and Chief Operating Officer

                                                   /s/  RONALD J. RIDDLE
                                           -------------------------------------
Date:  April 28, 1997                      Ronald J. Riddle
                                           Chief Financial Officer