Form 10-Q
period 1997-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 1997-08-04
CIK 775714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   [Mark one]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

     Commission File Number: 0-14675

                      CAMERA PLATFORMS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      95-4024550
           --------                                      ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

             10909 Vanowen Street, North Hollywood, California 91605
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997.

    Common Stock $.0005 par value                        12,418,228
    -----------------------------                     ------------------
              (Class)                                 (Number of shares)

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION:
     Item 1. Financial Statements:

          Condensed Consolidated Statement of Financial Position at
            June 30, 1997, and December 31, 1996                             3

          Condensed Consolidated Statement of Operations for the
            Three Months ended June 30, 1997 and 1996, and the
            Six Months ended June 30, 1997 and 1996                          4

          Condensed Consolidated Statement of Cash Flows for the
            Six Months ended June 30, 1997 and 1996                          5

          Notes to Condensed Consolidated Unaudited Financial Statements     6

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                9

PART II. OTHER INFORMATION                                                  11

Signature Page                                                              11


                      CAMERA PLATFORMS INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                  (Unaudited)

                                     ASSETS

                                                                          June 30,       December 31,
                                                                            1997             1966
                                                                        ------------     ------------
Current Assets
 Cash                                                                   $    117,000     $    181,000
 Accounts receivable, less allowance for doubtful accounts
   of $8,000 in 1997 and $34,000 in 1996                                     501,000          283,000
 Inventories                                                                 289,000          269,000
 Prepaid expenses                                                            113,000           82,000
                                                                        ------------     ------------
      Total current assets                                                 1,020,000          815,000
Property and equipment, net of accumulated depreciation
 and a $542,000 rental asset valuation allowance                           1,435,000        1,498,000
Deposits and other  noncurrent assets                                         40,000          118,000
                                                                        ------------     ------------
                                                                        $  2,495,000     $  2,431,000
                                                                        ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

 Accounts payable                                                       $    955,000     $    565,000
 Revolving credit facility                                                   198,000          170,000
 Current portion of long-term debt                                           250,000             --
 Customer deposits                                                            18,000           95,000
 Other current liabilities                                                    47,000           60,000
                                                                        ------------     ------------
      Total current liabilities                                            1,468,000          890,000

Long-term debt, net of current maturities                                       --            250,000

Shareholders' Equity

 Common stock $.0005 par value; 15,000,000 shares authorized; shares
   issued and outstanding: 12,418,228 in 1997 and 1996                         6,000            6,000

 Additional paid-in capital                                               22,792,000       22,792,000
 Accumulated deficit                                                     (21,771,000)     (21,507,000)
                                                                        ------------     ------------
      Total shareholders' equity                                           1,027,000        1,291,000
                                                                        ------------     ------------
                                                                        $  2,495,000     $  2,431,000
                                                                        ============     ============

     See accompanying notes to condensed consolidated financial statements.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                               Three months ended June 30,                  Six months ended June 30,
                                             ---------------------------------         ---------------------------------
                                                1997                  1996                 1997                  1996
                                             ------------         ------------         ------------          -----------
Revenues

Sales                                        $    583,000         $    425,000         $  1,177,000          $   851,000
Rentals                                           452,000              354,000              813,000              721,000
                                             ------------         ------------         ------------          -----------
                                                1,035,000              779,000            1,990,000            1,572,000
                                             ------------         ------------         ------------          -----------
Expenses

Cost of sales                                     371,000              380,000              779,000              791,000
Cost of rentals                                   390,000              356,000              720,000              719,000
Selling, general and administrative               534,000              528,000              797,000              979,000
                                             ------------         ------------         ------------          -----------
                                                1,295,000            1,264,000            2,296,000            2,489,000
                                             ------------         ------------         ------------          -----------
Operating loss                                   (260,000)            (485,000)            (306,000)
                                                                                                                (917,000)

Foreign currency exchange gain (loss)              12,000                3,000               23,000               17,000
Other income (expense)                            (25,000)              (1,000)              19,000              (17,000)
                                             ------------         ------------         ------------          -----------
Net loss                                     $   (273,000)        $   (483,000)        $   (264,000)        $   (917,000)
                                             ============         ============         ============         ============
Net loss per share of common stock           $      (0.02)        $      (0.04)        $      (0.02)              $(0.07)
                                             ============         ============         ============         ============
Weighted average number of
  shares outstanding                           12,418,228           12,418,228           12,418,228           12,418,228
                                             ============         ============         ============         ============


     See accompanying notes to condensed consolidated financial statements.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                         June 30,      June 30,
Six months ended                                           1997          1996
----------------                                        ---------     ---------
OPERATING ACTIVITIES
  Net loss                                              $(273,000)    $(917,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:

     Depreciation and amortization                        201,000       207,000
     (Gain) on sale of equipment                          (95,000)         --
     Provision (credit) for doubtful accounts             (26,000)      (31,000)
     Changes in assets and liabilities:

         Accounts receivable                             (192,000)      435,000
         Inventories                                      (20,000)      (28,000)
         Prepaid expenses                                 (31,000)         --
         Deposits and noncurrent assets                    78,000        10,000
         Accounts payable                                 390,000       (64,000)
         Other current liabilities                        (90,000)      (10,000)
                                                        ---------     ---------
  Net cash used in operating activities                   (49,000)     (396,000)
                                                        ---------     ---------
INVESTING ACTIVITIES

  Purchases of property and equipment                    (251,000)      (11,000)
  Proceeds from sale of equipment                         208,000        67,000
                                                        ---------     ---------
  Net cash provided by (used in) investing activities     (43,000)       56,000
                                                        ---------     ---------
FINANCING ACTIVITIES

  Proceeds from borrowings of short-term debt             170,000       646,000
  Principal payment on short-term debt                   (142,000)         --
  Principal payment on note payable                          --        (379,000)

  Net cash provided by financing activities                28,000       267,000

Net (decrease)  in cash                                   (64,000)      (73,000)
Cash at beginning of year                                 181,000       190,000
                                                        ---------     ---------
Cash at end of period                                   $ 117,000     $ 117,000
                                                        =========     =========
Supplemental disclosure of cash flow information
Cash paid during the period for:
     Interest                                           $  21,000     $  19,000
     Income taxes                                           1,000         2,000
                                                        =========     =========

     See accompanying notes to condensed consolidated financial statements.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 INVENTORIES

                                                 June 30,           December 31,
                                                   1997                1996
                                                 --------            --------
Raw materials                                    $   --              $   --
Work in process                                    43,000                --
Finished goods                                    246,000             269,000
                                                 --------            --------
                                                 $289,000            $269,000
                                                 ========            ========

NOTE 3 PROPERTY AND EQUIPMENT

                                                 June 30,        December 31,
                                                   1997              1996
                                                ----------        ----------
Rental equipment............................... $4,836,000        $4,770,000
Machinery and equipment........................    318,000           314,000
Leasehold improvements.........................     43,000            15,000
Furniture and fixtures.........................     62,000            60,000
Automobiles and trucks.........................     57,000            57,000
Construction in progress.......................       --              23,000
                                                ----------        ----------
                                                 5,316,000         5,239,000
Less accumulated depreciation and
  amortization                                   3,339,000         3,199,000
Less rental asset valuation allowance              542,000           542,000
                                                ----------        ----------
                                                $1,435,000        $1,498,000
                                                ==========        ==========

     Accumulated depreciation and amortization pertaining to rental equipment amounted to $2,955,000 in 1997 and $2,832,000 in 1996.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                        NOTE 4 REVOLVING CREDIT FACILITY

The Company has an $850,000 revolving credit facility with interest at reference rate plus 4% (effective rate of 12.25 % at June 30, 1997) and monthly principal reductions of $17,000, maturing October 15, 1997. Advances under the credit facility totaled $198,000 at June 30, 1997 and $170,000 at December 31, 1996 and are secured by substantially all the assets of the Company.

NOTE 5 LONG-TERM DEBT Long-term debt consisted of the following:

                                                                   June 30,         December 31,
                                                                     1997              1996
                                                                   ---------         ---------
Due to former shareholder, unsecured, interest accruing
  at Bank of Boston reference rate (8.5% at June 30, 1997),
  principal and interest due April 11, 1998                        $ 250,000         $ 250,000
                                                                    --------         ---------
                                                                     250,000           250,000
Less current maturities                                             (250,000)             --
                                                                    --------         ---------
                                                                   $    --           $ 250,000


NOTE 6 CONTINGENCIES

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

NOTE 7 INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At June 30, 1997, the Company has federal net operating loss carry forwards of approximately $22 million for tax purposes, which expire from 2000 to 2011. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years is subject to

                      CAMERA PLATFORMS INTERNATIONAL, INC.

significant annual limitations. The Company has California net operating loss carry forwards of approximately $7 million for tax purposes, which expire from 1997 to 2001. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities. At June 30, 1997, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Unaudited)

                         LIQUIDITY AND CAPITAL RESOURCES

     In October, 1996, the Company obtained a line of credit from Foothill Capital Corporation in the amount of $850,000 (the "Foothill Credit Line"). The Foothill Credit Line has a term of one year and operates as a revolving line of credit. The Foothill Credit Line requires monthly principal pay downs in the amount of $17,000, together with a monthly interest payment, all of which were current at June 30, 1997.

     The Company had outstanding balances under the Foothill Credit Line of $198,000 and $170,000 as of June 30, 1997 and December 31, 1996, respectively.

     The Company believes that working capital generated by operations, along with the remaining availability under the Foothill Credit Line or a successor credit line, will continue to provide sufficient funds to meet the Company's operating cash requirements for the next twelve months. Based on the Company's performance as of June 30, 1997, the Company believes that it will not have difficulty either renewing the Foothill Credit Line or obtaining a comparable line of credit from another lending institution on similar or more favorable terms.

RESULTS OF OPERATIONS

     The following analysis compares the three months ended June 30, 1997, with the three months ended June 30, 1996, and the six months ended June 30, 1997, with the six months ended June 30, 1996.

     The Company's revenue for the second quarter and first six months of 1997 increased by 33% and 27%, respectively, as compared with the corresponding periods of the prior year. Second quarter sales revenue increased by 37% over the comparative period of 1996. Year-to-date sales revenue increased by 38%. These increases came despite the sale of the Lightmaker division in December, 1996. For the second quarter of 1996, Lightmaker sales represented 43% of the Company's sales revenue. The year-to-date increase compared with 1996, despite the loss of the Lightmaker revenues, was due to substantial across-the-board increases in dolly, crane, track, accessory and remote head sales.

     International customers accounted for 72% of sales for the second quarter, as compared with 45% in the second quarter of 1995. Year-to-date, international customers accounted for 66% of sales, as compared with 44% in the corresponding period of 1996. The percentage of international sales increased during 1996 as a result of strong Canadian and South American demand for dollies, cranes and remote heads.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

     Rental revenue for the second quarter and six months increased by 28% and 13%, respectively, as compared with the corresponding periods in the prior year. These increases resulted from (1) the availability in 1997 of three camera cars that had been removed from the rental fleet during the 1996 reporting period due to their non compliance with California emission control requirements, (2) rentals of remote heads and track systems, and (3) increases in crane rentals.

     Gross margin on sales increased from 11% in the second quarter of 1996 to 36% in the current quarter. Year-to-date sales gross margins increased from 7% in 1996 to 34% in 1997. The higher margins in the current year are due primarily to new sales policies regarding discounts and the poor margins reported in previous periods on Lightmaker sales. Rental gross margins increased from 0% in the second quarter of 1996 to 14% in the current quarter. Year-to-date rental gross margins increased from 0% to 11%. The increases in gross margin are due to lower operating overhead in the rental departments together with lower truck maintenance expenses.

     Selling, general and administrative expense for the second quarter increased by approximately 1%. This is due primarily to the professional, freight and travel expenses associated with the Company's successful defense of the Leonard Chapman Studio's suit (see "litigation") regarding the Company's new line of "blue" dollies. Expenses associated with the litigation totaled $227,000 during the quarter. The Company believes that the money expended to prevail in the court action will be recouped during this fiscal year, and that subsequent sales and rentals of the dollies will significantly enhance the Company's performance and market penetration. Other significant changes were a $111,000 reduction in trade show and advertising expense, and a $24,000 reduction in corporate maintenance and repairs.

     Foreign currency exchange gains were due to the record value of the dollar against the Deutsche mark, decreasing the cost of products purchased for resale from Panther GmbH.

     The Company's net loss decreased $210,000 (44%) in the second quarter, and $653,000 (71%) year-to-date. The net loss per share for the quarter decreased $0.04 to $0.02, and the net loss per share for the six months decreased from $0.07 to $0.02.

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                           PART II - OTHER INFORMATION

Item 1. Litigation.

     On August 9, 1996, the Company was served with a complaint in an action entitled Fred Neva et al. v. Camera Platforms International, Inc., et al., which was filed in the United States District Court, District of Minnesota, 4th Division (Case Number 4-96 Civ. 776). The complaint was filed by a number of shareholders of the Company against the Company and certain of its former officers and directors. On May 30, 1997, the complaint was dismissed with prejudice by the Court.

     On April 4, 1997, Leonard Studio Equipment, Inc., (manufacturers of the Chapman dolly line) filed a contempt action in New Jersey against Cinemeccanica Italiana, Srl., designers of the Company's "Blue" dollies introduced at its March, 1997 open house. Leonard Studio Equipment claimed that the dollies were in contempt of a 1991 permanent injunction that protected Chapman from copycat products. On July 10, 1997, the court found that the Company is free to market the "Blue" dollies in the United States, as the dollies are significantly different from the products involved in the 1991 case, and therefore are not subject to the injunction.

Item 6. Exhibits and Reports on Form 8-K.

     There were no reports on Form 8-K for the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CAMERA PLATFORMS INTERNATIONAL, INC.

                                                  /s/ ROY ATLAS
                                        ----------------------------------------
Date:   August 1, 1997                  Roy Atlas
                                        President and Chief Operating Officer

                                              /s/ RONALD J. RIDDLE
                                        ----------------------------------------
Date:   August 1, 1997                  Ronald J. Riddle
                                        Chief Financial Officer