Form 10-Q
period 1997-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 1997-11-07
CIK 775714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark one]
  [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1997

                                              OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to ________________

            Commission File Number:  0-14675

                      CAMERA PLATFORMS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                95-4024550
---------------------------------          ---------------------------------
   (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

       10909 Vanowen Street, North Hollywood, California,        91605
       ------------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1997.

            Common Stock $.0005 par value                  12,418,228
            -----------------------------              ------------------
                     (Class)                           (Number of shares)

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.   FINANCIAL INFORMATION:

        Item 1.   Financial Statements:

                  Condensed Consolidated Statement of Financial Position
                     at September 30, 1997, and December 31, 1996                     3

                  Condensed Consolidated Statement of Operations for the
                     Three Months ended September 30, 1997 and 1996, and
                     the Nine Months ended September 30, 1997 and 1996                4

                  Condensed Consolidated Statement of Cash Flows for the
                     Nine Months ended September 30, 1997 and 1996                    5

                  Notes to Condensed Consolidated Unaudited Financial
                     Statements                                                       6

        Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              9


PART II.   OTHER INFORMATION                                                          11


        Item 1.      Legal Proceedings                                                11

Signature Page                                                                        11

                      CAMERA PLATFORMS INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                   SEPTEMBER 30,   December 31,
                                                                       1997            1996
-----------------------------------------------------------------------------------------------
                                            ASSETS

CURRENT ASSETS
   Cash                                                              $   18,000      $  181,000
   Accounts receivable, less allowance for doubtful accounts
     of $8,000 in 1997 and $34,000 in 1996                              323,000         283,000
   Inventories                                                          258,000         269,000
   Prepaid expenses                                                      98,000          82,000
                                                                     -----------     ----------
         TOTAL CURRENT ASSETS                                           697,000         815,000

Property and equipment, net of accumulated depreciation
   and a $542,000 rental asset valuation allowance                    1,664,000       1,498,000
Deposits and other  noncurrent assets                                    40,000         118,000
                                                                     -----------     ----------
                                                                     $2,401,000      $2,431,000
===============================================================================================

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   687,000    $    565,000
   Revolving credit facility                                            347,000         170,000
   Current portion of long-term debt                                    250,000              --
   Customer deposits                                                     25,000          95,000
   Other current liabilities                                             55,000          60,000
                                                                    ------------   ------------
         TOTAL CURRENT LIABILITIES                                    1,364,000         890,000

Long-term debt, net of current maturities                                    --         250,000

SHAREHOLDERS' EQUITY
   Common stock-$.0005 par value; 15,000,000 shares authorized; shares
     issued and outstanding: 12,418,228 in 1997 and 1996                  6,000           6,000
   Additional paid-in capital                                        22,792,000      22,792,000
   Accumulated deficit                                              (21,761,000)    (21,507,000)
                                                                    ------------   ------------

         TOTAL SHAREHOLDERS' EQUITY                                   1,037,000       1,291,000
                                                                   -------------    -----------
                                                                    $ 2,401,000     $ 2,431,000
===============================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

----------------------------------------------------------------------------------------------

                                       Three months ended              Nine months ended
                                          September 30,                   September 30,
                                       1997          1996              1997         1996
----------------------------------------------------------------------------------------------
REVENUES

Sales                                $ 309,000    $ 588,000        $ 1,486,000   $1,439,000
                                     ---------    ---------        -----------   ----------
Rentals                                495,000      464,000          1,308,000    1,186,000
                                     ---------    ---------        -----------   ----------

                                       804,000    1,052,000          2,794,000    2,625,000
                                     ---------    ---------        -----------   ----------

EXPENSES

Cost of sales                          188,000      484,000            967,000    1,275,000
Cost of rentals                        408,000      362,000          1,128,000    1,082,000
Selling, general and administrative    189,000      352,000            986,000    1,331,000
                                     ---------    ---------        -----------   ----------

                                       785,000    1,198,000          3,081,000    3,688,000
                                     ---------    ---------        -----------   ----------

Operating income (loss)                 19,000     (146,000)          (287,000)  (1,063,000)
Foreign currency exchange income        17,000           --             40,000       17,000
Other income (expense)                 (26,000)     (43,000)            (7,000)     (59,000)
                                     ---------    ---------        -----------   ----------

NET INCOME (LOSS)                   $   10,000   ($ 189,000)        ($ 254,000) ($1,105,000)
===========================================================================================



NET INCOME (LOSS)
           PER SHARE OF COMMON STOCK     $0.01       ($0.01)            ($0.02)      ($0.09)
===========================================================================================



WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                12,418,228   12,418,228         12,418,228   12,418,228
===========================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------------------------------------

Nine months ended                                       SEPTEMBER 30, 1997  September 30, 1996
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                 ($ 254,000)      ($ 1,105,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                          305,000            265,000
         Gain on sale of equipment                             (174,000)                --
         Provision (credit) for doubtful accounts               (26,000)           (17,000)
         Changes in assets and liabilities:
              Accounts receivable                               (14,000)           156,000
              Inventories                                        11,000            (22,000)
              Prepaid expenses                                  (16,000)           (41,000)
              Deposits and noncurrent assets                     78,000              4,000
              Accounts payable and accrued expenses             122,000             96,000
              Other current liabilities                         (75,000)            20,000
----------------------------------------------------------------------------------------------

    NET CASH USED IN OPERATING ACTIVITIES                       (43,000)          (644,000)
----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Purchases of property and equipment                        (673,000)          (106,000)
    Proceeds from sale of equipment                             376,000            226,000
----------------------------------------------------------------------------------------------

    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (297,000)           120,000
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from borrowings of short-term debt                 330,000            746,000
    Principal payment on note payable                          (153,000)          (379,000)
----------------------------------------------------------------------------------------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                   177,000            367,000
----------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                (163,000)          (157,000)

Cash at beginning of year                                       181,000            190,000

CASH AT END OF PERIOD                                         $  18,000           $ 33,000
==============================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest                                             $  31,000           $ 21,000
         Income taxes                                             1,000              2,000
==============================================================================================

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2  --   INVENTORIES

                                                             September 30,    December 31,
                                                                 1997             1996
                                                             -------------    ------------
Raw materials........................................        $       --         $      --
Work in process......................................            19,000                --
Finished goods.......................................           239,000           269,000
                                                             ----------        ----------
                                                             $  258,000         $ 269,000
                                                             ==========         =========

NOTE 3  --  PROPERTY AND EQUIPMENT
                                                             September 30,    December 31,
                                                                 1997             1996
                                                             -------------    ------------
Rental equipment..........................................      $5,098,000     $4,770,000
                                                                ----------     ----------
Machinery and equipment...................................         325,000        314,000
Leasehold improvements....................................          57,000         15,000
Furniture and fixtures....................................          62,000         60,000
Automobiles and trucks....................................          57,000         57,000
Construction in progress..............................                  --         23,000
                                                                ----------     ----------
                                                                 5,599,000      5,239,000


Less accumulated depreciation and amortization............       3,393,000      3,199,000
Less rental asset valuation allowance.....................         542,000        542,000
                                                                ----------     ----------
                                                                $1,664,000     $1,498,000

Accumulated depreciation and amortization pertaining to rental equipment amounted to $2,997,000 in 1997 and $2,832,000 in 1996.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


NOTE 4  --  REVOLVING CREDIT FACILITY

The Company has an $850,000 revolving credit facility with interest at reference rate plus 4% (effective rate of 14.9% at September 30, 1997) and monthly principal reductions of $17,000, which matured at October 15, 1997. The Company is currently operating under a sixty day extension while it negotiates a new credit facility. Advances under the credit facility totaled $347,000 at September 30, 1997 and $170,000 at December 31, 1996 and are secured by substantially all the assets of the Company.

NOTE 5 --  LONG-TERM DEBT

Long-term debt consisted of the following:
                                                              September 30,      December 31,
                                                                  1997               1996
----------------------------------------------------------------------------------------------
Du  to former shareholder, unsecured, interest accruing
    at Bank of Boston reference rate (8.5%) at
    September 30, 1997), principal and interest due
    April 11, 1998.                                           $ 250,000          $250,000

----------------------------------------------------------------------------------------------

                                                                250,000           250,000
Less current maturities                                        (250,000)               --
                                                              ---------          --------
                                                              $      --          $250,000
                                                                                 ========

NOTE 6 -- CONTINGENCIES

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


NOTE 7 -- INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

At September 30, 1997, the Company has federal net operating loss carry forwards of approximately $22 million for tax purposes, which expire from 2000 to 2011. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years is subject to significant annual limitations. The Company has California net operating loss carry forwards of approximately $7 million for tax purposes, which expire from 1997 to 2001. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities. At September 30, 1997, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


LIQUIDITY AND CAPITAL RESOURCES

        In October, 1996, the Company obtained a line of credit from Foothill Capital Corporation in the amount of $850,000 (the "Foothill Credit Line"). The Foothill Credit Line has a term of one year and operates as a revolving line of credit. The Foothill Credit Line requires monthly principal pay downs in the amount of $17,000, together with a monthly interest payment, all of which were current at September 30, 1997.

        The Company had outstanding balances under the Foothill Credit Line of $347,000 and $170,000 as of September 30, 1997 and December 31, 1996,
respectively.

        The Foothill Credit Line matured on October 14, 1997, and the Company is currently operating under a sixty day extension while it negotiates the terms of a new credit facility. The Company believes that working capital generated by operations, along with availability of credit under the Foothill Credit Line or a successor credit line, will continue to provide sufficient funds to meet the Company's operating cash requirements for the next twelve months. Based on the Company's performance as of September 30, 1997, the Company believes that it will not have difficulty either renewing the Foothill Credit Line or obtaining a comparable line of credit from another lending institution on similar or more favorable terms.


RESULTS OF OPERATIONS

        The following analysis compares the three months ended September 30, 1997, with the three months ended September 30, 1996, and the nine months ended September 30, 1997, with the nine months ended September 30, 1996.

Third quarter 1997 results compared with third quarter 1996

        The Company's revenue for the third quarter decreased by 24% compared with the same period of 1996. Excluding revenue for the Lightmaker division which was sold in December, 1996, total sales and rental revenues were essentially unchanged. Dolly, crane and accessory rentals were down 17% compared with the same period last year. Camera car rentals increased by 33%.

        The gross margin increased from 20% of revenues to 26% of revenues due to the sale of the Lightmaker division, which had a 13% gross margin for the third quarter of 1996. The gross margin on dolly, crane and accessory sales increased to 39% in 1997 from 11% in 1996, primarily through sales of the Enlouva crane and used rental equipment. The gross margin on camera car rentals

                      CAMERA PLATFORMS INTERNATIONAL, INC.

increased from 18% to 35%, as a result of increased revenues.

        Selling, general and administrative expenses decreased primarily due to an agreement by Cinemeccanica Italiana, Srl. to recompense the Company for 50% of the costs (approximately $190,000 at September 30, 1997) associated with the Company's successful defense of the contempt proceeding brought against Cinemeccanica Italiana, Srl. by Leonard Studio Equipment, Inc. (see "litigation"). The credit against legal fees offset expenses accrued by the Company for the second quarter of 1997.

        The Company continued to experience foreign currency exchange gains because of the strength of the U.S. Dollar against European currencies.

Net income for the quarter was $10,000 compared with a $189,000 loss for the same period of 1996.


Nine months ended September 30, 1997 compared with nine months ended September 30, 1996

        The Company's year-to-date revenues were 6% greater than 1996. Excluding the Lightmaker division from the third quarter of 1996, revenues on the Company's remaining lines of business increased 43% from a year ago. Year-to-date sales of dollies, cranes and accessories increased $657,000, or 79%. Camera car rentals increased $175,000, or 29%. Year-to-date, cost of sales of dollies, cranes and accessories decreased from 85% of revenues in 1996 to 65% in 1997. Cost of camera car rentals decreased from 90% of revenues in 1996 to 68% in 1997.

        Selling expenses were $110,000 lower than the same period in 1997. General and administrative expenses decreased by $200,000, primarily through lower payroll and legal and accounting expenses.

        The year-to-date net loss of $254,000 compares favorably with the $1,105,000 loss experienced by the Company for the first nine months of 1996.

International Sales

        International customers accounted for 90% of sales for the third quarter, as compared with 12% in the third quarter of 1996. Year-to-date, international customers accounted for 71% of sales, as compared with 31% in the corresponding period of 1996. The percentage of international sales increased during 1997 as a result of strong Canadian and South American demand for dollies, cranes and remote heads and lower domestic sales.

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


                           PART II - OTHER INFORMATION

Item 1.   Litigation.

        As previously reported, the Company prevailed on July 10, 1997 in an action brought by Leonard Studio Equipment, Inc (manufacturers of the Chapman dolly line) against Cinemeccanica Italiana, Srl., designers of the Company's "Blue" line of dollies. Leonard Studio Equipment, Inc. has filed an appeal in the matter. Based on the opinion of counsel, the Company believes Leonard Studio Equipment's appeal will be unsuccessful.

        On July 2, 1997, the platform of a Panther Pegasus crane which had been leased by the Company to Mighty Joe Young Productions, Inc. ("MJY") fell, injuring the two operators who were on the platform. The Company's insurance carrier has assumed the defense of the matter, which is in the preliminary stages of litigation. The Company intends to vigorously defend against the claims, and believes that the cause of the accident was due to operator error. In addition to its own insurance policies, the Company is an additional named insured on the policies of MJY with respect to the lease of the crane. Management believes that exposure, if any, is fully covered by insurance.

Item 6.   Exhibits and Reports on Form 8-K.

        There were no reports on Form 8-K for the three months ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAMERA PLATFORMS INTERNATIONAL, INC.

                                             /s/      ROY ATLAS
                                         ---------------------------------------
Date:   November 3, 1997                 Roy Atlas
                                         President and Chief Operating Officer

                                            /s/      RONALD J. RIDDLE
                                         ---------------------------------------
Date:   November 3, 1997                 Ronald J. Riddle
                                         Chief Financial Officer