Form 10-K405
period 1997-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 1998-04-15
CIK 775714

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

               For the transition period from         to

                         Commission file number: 0-14675

                      CAMERA PLATFORMS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                            95-4024550
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)

             10909 Vanowen Street, North Hollywood, California 91605
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (818) 623-1700

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock - $.0005 par value
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant on April 15, 1998 was $2,175,441 (based on the average bid and asked price of Common Stock in the over-the-counter market on that date).

        12,418,228 shares of registrant's Common Stock, $.0005 par value, were outstanding on April 15, 1998.


================================================================================

                      CAMERA PLATFORMS INTERNATIONAL, INC.



                                    CONTENTS

                                                                                     Page
                                                                                     ----
PART I

        Item 1.       BUSINESS....................................................     3

        Item 2.       PROPERTIES..................................................     9

        Item 3.       LEGAL PROCEEDINGS...........................................     9

        Item 4.       SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS............................................     9

PART II

        Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS.............................     9

        Item 6.       SELECTED CONSOLIDATED FINANCIAL DATA........................    10

        Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS..................................................    12

        Item 8.       CONSOLIDATED FINANCIAL STATEMENTS AND
                      SUPPLEMENTARY DATA..........................................    16

        Item 9.       CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
                      DISCLOSURES.................................................    30

PART III

        Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      REGISTRANT..................................................    30

        Item 11.      EXECUTIVE COMPENSATION......................................    32

        Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT..............................................    33

        Item 13.      CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS................................................    34

PART IV

        Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K.....................................    34

                      CAMERA PLATFORMS INTERNATIONAL, INC.


Item 1 -Business

        Camera Platforms International, Inc. ("Shotmaker" or "the Company") designs, manufactures, sells, rents and leases a wide variety of production equipment to the film and video industries. The Company rents three varieties of camera cars, and both rents and sells Pegasus and Enlouva cranes, Panther and the Company's own "Shotmaker Blue" dollies, jib arms, remote heads, and Precision and Cadillac dolly track.

        Shotmaker equipment has been used to film many of the top recent U.S. movies. A partial list includes WAG THE DOG, MOUSE HUNT, FACE OFF, CONSPIRACY THEORY, JERRY MAGUIRE, DANCES WITH WOLVES, L.A. CONFIDENTIAL, JACKIE BROWN, HARD RAIN, MICHAEL, TWISTER, MEN IN BLACK, and PRIMARY COLORS. In addition, a number of prime time television programs and series use Shotmaker equipment such as E.R., BAYWATCH, SEINFELD, NASH BRIDGES, ALLY McBEAL, DREW CAREY, THE PRACTICE, and WHEEL OF FORTUNE.

Form and Organization

        The Company is incorporated under the laws of the State of Delaware. As of December 31, 1997, the Company had two wholly owned subsidiaries. Shotmaker Dollies, Inc. ("SDI") was incorporated under the laws of the State of California on March 7, 1997. Another wholly owned subsidiary, Shotmaker Sound, Inc. was incorporated under the laws of the State of California on August 22, 1997. As was previously reported, the Company's wholly owned subsidiary Shotmaker Dollies and Cranes, Inc. was dissolved and its assets distributed to the Company on January 31, 1997.

Sale of the Company

        On October 10, 1996, Shotmaker Acquisition Corp ("SAC") purchased 9,403,168 shares of .0005 common stock (75.7% of the issued and outstanding shares) of the Company held by UST Inc. and UST Enterprises Inc. As part of the agreement, SAC made a capital contribution of $191,738 to the Company.

Products

        The Shotmaker Camera Car fleet currently consists of 15 camera cars, which include five Shotmaker "Elites," three Shotmaker "Premiers," six Shotmaker "Classics" and one Shotmaker "Standard." All the camera cars are based at the Company's headquarters and rented throughout the Western United States with the exception of one Premier operating under a long-term lease in Tokyo and another Premier operating under a long-term lease in Vancouver, B.C.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


        The Shotmaker Elite. The Company has manufactured five top-of-the-line Elite camera cars. The Elite is a custom-built camera car with numerous positions for mounting cameras. The car contains a built-in fold-away two-man camera crane with a maximum height of 23 feet. This crane can be in motion while the car is moving at speeds up to 50 mph. The car also has a front-mounted hydraulic platform that rises to 12 feet in height. There is a built-in 500 amp DC generator and a 200 amp DC battery pack. The car runs on both gas and a silent electric drive. The Elite has a special air-ride suspension system which minimizes camera movement, and a six-wheel configuration which allows the vehicle to crab sideways. The car is approximately 23 feet in length and weighs approximately 22,000 lbs.

        The Shotmaker Premier. The Company has modified some of its Classics by adding a crane arm. The non-collapsible two-man crane arm on the Premier enables film crews to shoot action scenes while on the move from ground level to 21 feet in height. With the addition of the Company's "Video Turret", the Premier can be used for television productions, sporting events, parades and other functions for which a light crane arm vehicle is required. The Premier is approximately 22 feet in length and weighs approximately 15,000 lbs.

        The Shotmaker Classic. Each Classic built by the Company has an auxiliary camera platform which can be mounted on the front or sides of the Classic. These cars do not have a built-in crane arm, but a standard portable crane can be used on each vehicle. The Classic has three axles and air suspension for a smooth and steady ride. A 250 amp DC generator is located under the cars hood, along with a 200 amp DC battery pack which can be used to provide silent power for lights and other electrical equipment. Four of the Classics have been modified with independent 70-200 amp AC/DC generators. The Classic has a self-leveling suspension system which provides added stability. The Classic weighs approximately 11,000 lbs and is approximately 22 feet in length.

        The Shotmaker Standard. The Standard is a lightweight, two-axle insert car, with an on-board 200 amp AC/DC generator, and a battery pack providing power for lights and other electrical equipment. The Standard has a front platform, top of cab platform, and numerous positions behind the cab for mounting cameras.

        Accessory Equipment. The Company rents accessory equipment, including tow dollies and process trailers. Tow dollies are used to tow a car with its front two wheels inches off the ground. Process trailers carry the entire car behind the Shotmaker Camera Car on a platform which can be expanded up to fourteen feet wide. The Company has available a custom motorcycle towing device which can tow two motorcycles side by side. The Company also offers remote heads, lamp heads and ballasts for use on its Shotmaker camera cars.

        Maintenance. After the transition to new management in October 1996, the Company's maintenance records and expenses for 1996 were carefully reviewed in an effort

                      CAMERA PLATFORMS INTERNATIONAL, INC.


to improve maintenance and reduce those expenses going forward. Each of the Shotmaker camera cars was inspected and overhauled. As a result of this effort, on-the-job mechanical problems have been reduced to a minimum and maintenance expense has decreased significantly.

        Environmental Issues. For a number of years, Shotmaker's camera cars had been unable to meet vehicle emission standards prescribed by federal and state regulations. All fourteen camera cars operating in the United States have been successfully modified and received smog certifications from the State of California. The fifteenth camera car in the fleet is currently operating in Japan under a long term lease.

Shotmaker Dollies, Cranes and Accessories

        Major items of equipment in the Dollies and Cranes rental fleet include:
26 dollies (13 Super Panthers and 6 Mini Panthers); 13 Pegasus cranes; 11 jib arms (9 super Jibs and 2 Mini Jibs); 3 Enlouva cranes; approximately 2,000 feet of Precision track; and approximately 650 feet of tubular track. The Company is aggressively looking for new products to add to its inventory or rental fleet.

        Shotmaker Blue Dollies. On March 12, 1997, the Company's subsidiary, SDI, announced the anticipated introduction of a new line of hydraulic dollies (the "Shotmaker Blue" dollies). The dollies are available in three sizes, known as the Shotmaker Eagle, Shotmaker Hawk and Shotmaker Falcon. These dollies are hydraulic, rather than electronic like the Panther dollies, and are particularly well suited to the U.S. market. They are the only dollies on the market with a dual, rideable hoist and which incorporate a four-way braking system. The arms are the most rigid in the industry and can hold up to 110 pounds. In management's view, these new dollies represent a significant improvement over any other hydraulic dollies currently available in the United States. The new Shotmaker dollies have a number of significant competitive advantages including greater stability and a stronger hoist mechanism with the capability of lifting two camera operators.

        On July 10, 1997, the Company won the right to market its "Blue" dollies in an action brought by Leonard Studio Equipment, Inc. ("Chapman") claiming contempt under a previous patent infringement case against Cinemeccanica Italiana Srl., designer of the Company's "Blue" line of dollies. (See "Legal Proceedings").

        Enlouva Cranes. In late 1996, the Company acquired exclusive worldwide rights to manufacture, lease and sell Enlouva cranes. Enlouova cranes are used for shots with remote heads which allow for cameras to be controlled by an operator on the ground. The Enlouva crane is a streamlined, compact crane that incorporates a number of revolutionary design features. Manufactured from aircraft quality aluminum, it is extremely lightweight, completely modular, and can be assembled by two people in less than 15 minutes without tools. It is highly stable and has a maximum lens height of over

                      CAMERA PLATFORMS INTERNATIONAL, INC.


26 feet. With a minimum overhead clearance of less than seven feet, the unit can be used in areas inaccessible to other cranes. It supports all 35mm, 16mm and video cameras, and can be used in combination with most dolly and track systems, camera cars, boats and trains. A small number of Enlouva III's are currently available for rent through the Company's competitors or individual camera operators or grips. From approximately 1993 through 1995, pursuant to a split rental arrangement, the Company had several Enlouva III's in its rental fleet and had rented them very successfully. After the split rental arrangement was terminated, the Company continued to receive inquiries on a weekly (and sometimes daily) basis from persons interested in renting Enlouvas. The Enlouva IV incorporates a number of design improvements including a lighter fulcrum, improved brakes, a smaller profile and an easier transport system. The Company has completed the manufacturing of eight of these new generation of cranes. As of April 15, 1998, the Company had three Enlouva IV cranes in its rental fleet.

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

        A significant portion of the Company's Panther equipment was upgraded during 1997. The Company has converted all of its Super Panther II dollies to Super Panther IIIs

                      CAMERA PLATFORMS INTERNATIONAL, INC.


by retrofitting the dollies with more advanced electronic components. As a result, all these dollies can now be controlled remotely. All the Company's Pegasus I and II cranes can now be converted to Pegasus III cranes, with the result that all the Company's cranes can be extended further or ridden by camera operators. Partly as a result of the research and development conducted by the Company, Panther is expected to introduce a "crab-to-steer" modification kit that will allow Panther dollies to automatically change from standard 2-wheel steering to 4-wheel crab steering while the dolly is in use. This kit is expected to enhance the marketability of the Panther dollies in the United States.

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

        Dolly track. The Company is a distributor and sales representative in the United States, Central America and South America for Precision I-Beam. Precision I-Beam Track is based on a revolutionary design innovation in dolly and crane track which provides dollies and cranes with a much smoother and more stable ride than the industry standard tubular track. Precision Track's extruded aluminum construction makes it lightweight and easily transportable.

        During September 1997, the Company entered into an agreement with Mr. Per Peterson to manufacture and market "Cadillac" track.The Agreement also provides for split rentals once the Company has been reimbursed for its cost of manufacturing. "Cadillac" track is only three inches high instead of the standard four inches, which allows use by both cranes and dollies without changing track or components. In addition, "Cadillac" track is both strong and very light weight.

Marketing, Competition, Intellectual Property and Awards

        Marketing. The Company's marketing efforts are primarily conducted by direct sales efforts, advertisements in trade publications, and participation in various trade exhibitions. In December 1996, the Company commenced a complete overhaul of its marketing and advertising plan. The single most important change has been the decision to market the Company as one company with a variety of high quality related products, rather a number of different divisions with separate customers and distinct marketing and advertising plans. With its divisions working in concert, management believes that the Company will be better able to cross-market its products, promote the Shotmaker name and realize significant synergism and efficiencies.

        As part of its efforts to revamp the Company's marketing plans, the Company hired Wagner Design, an advertising and graphic design firm with a well-established reputation in the entertainment industry. Beginning in December 1996, Wagner Design prepared new

                      CAMERA PLATFORMS INTERNATIONAL, INC.


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

        Two firms, Chapman and J. L. Fisher, Inc. ("Fisher"), dominate the rental market for dollies. Chapman and Fisher are both strong players in the rental market for cranes, but no single competitor is dominant in crane rentals. Both Chapman and Fisher are Los Angeles-based companies that are engaged exclusively in the rental and leasing business. Shotmaker is the third largest dolly and crane company in the United States. There are also a number of smaller competitors, usually offering one or more specialized niche products. Other than Shotmaker, very few companies sell dollies in the United States. For crane sales, the main competitor in the United States is E-Gripment, but no single company is dominant. Many small companies also manufacture cranes to a customer's specifications. In management's opinion, the Company's acquisition of exclusive rights to the Enlouva crane and its anticipated introduction of a new line of hydraulic dollies will position the Company to increase its share of the crane and dolly rental markets.

        Patents and Trademarks. The Company has registered THE SHOTMAKER as a trademark in the United States, Canada, and Japan. The Shotmaker name has been licensed to SDI, the Company's wholly owned subsidiary. Panther GmbH holds all patents and trademarks on its Panther products. Cinemeccanica Italiana S.r.l., the manufacturer of the new Shotmaker line of dollies, also owns certain European patents related to these dollies.

        Awards. During 1997, the Company received the Society of Operating Cameramen's technical achievement award for its Elite camera car. The Company received a Scientific and Engineering Award in 1986 from the Academy of Motion Picture Arts & Sciences for the development of the Elite Camera Car. In 1991, the division was also honored with a Primetime Emmy Award from the Television Academy of Arts & Sciences for Outstanding Achievement in Engineering. The Super Panther dolly received the 1990 Scientific and Engineering Award from the Academy of Motion Picture Arts and Sciences.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


         Employees. The Company had approximately 44 employees at December 31, 1997. The Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

Item 2 - Properties

        The Company's principal executive offices and place of business are located at 10909 Vanowen Street, North Hollywood, California 91605. The Company's premises are located in an industrial complex in the North Hollywood/Burbank area and include approximately 30,000 square feet of office, warehouse and manufacturing space and approximately 5,000 square feet of secured yard space. The premises are leased and subleased from unaffiliated third parties for a gross rent of $166,000 per year, including common area maintenance and water expenses. (The lessor of the majority of the Company's premises is the lessee under a master lease of the premises and the other buildings in the industrial complex.) The current lease terms are for a three-year period expiring in November 1999; the lease contains two three-year options. The Company also is a sublessor on a lease which expires April, 2000. Management believes that the Company's premises have the capacity to handle the operating requirements of the Company through the end of the lease term.

Item 3. Legal Proceedings

        During 1997, the Company was successful in its efforts to resolve various legal matters referred in its 1996 annual report. The HQ Studio Equipment and Movie Tech, et al, and Rick Dinkel lawsuits were settled without adverse effect upon the Company.

        In May 1997, the Fred Neva, et al, complaint was dismissed with prejudice by the court. In July 1997, the court found that the Company is free to market its "Blue" dollies in the U.S. and therefore not subject to the injunction sought by Leonard Studio Equipment, Inc.

        Also in July 1997, a production company was involved in an accident whereby a Pegasus crane system which it rented from the Company collapsed due to operator error, injuring two crew members. Those crew members are suing the Company for negligence. The Company has since filed a cross complaint against the production company for operator error. Based upon the advice of outside counsel, management believes the Company has no exposure that is not covered by applicable insurance.

        The Company is also from time to time named as a defendant in the ordinary course of its business. In the opinion of management, after consultation with outside counsel, there are no outstanding suits or claims that may reasonably result in a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders - None

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock trades on the over-the-counter market under the symbol CPFR' (formerly CMPL'). The following table sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

           Period                                         High             Low
           ------                                         ----             ---
1996:
         1st Quarter.................................       3/32             3/32
         2nd Quarter.................................       3/32             3/32
         3rd Quarter.................................       1/8              3/32
         4th Quarter.................................       1/8              2/32

1997:    1st Quarter.................................       1/10             3/32
         2nd Quarter.................................       3/16             1/10
         3rd Quarter.................................       3/16             1/8
         4th Quarter.................................      11/32             1/8

1998:    1st Quarter ................................     1 1/4              1/4
         2nd Quarter through April 15, 1998..........       1/2              1/2


         As of April 15, 1998, there were approximately 900 beneficial owners of 12,418,228 outstanding shares of the Company's common stock, held by 315 shareholders of record.

         The Company has not paid a dividend on its common stock since inception.

Item 6 - Selected Consolidated Financial Data

-------------------------------------------------------------------------------------------------------
                            1997            1996             1995             1994             1993
-------------------------------------------------------------------------------------------------------
Revenues               $ 3,356,000      $ 3,321,000      $ 4,290,000      $ 4,428,000      $ 3,498,000
Net loss                  (737,000)      (1,883,000)        (851,000)      (1,999,000)      (1,896,000)
Total assets             2,498,000        2,431,000        3,462,000        3,811,000        5,010,000
Long-term debt             811,000          250,000               --          353,000(1)     5,094,000
Net loss per share
   of common stock           $(.06)          $(0.15)          $(0.07)          $(0.15)          $(0.15)
-------------------------------------------------------------------------------------------------------

(1) Long-term debt decreased substantially during 1994 as a result of a debt to equity conversion.

                  CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                               Quarter ended                  Quarter ended             Quarter ended            Quarter ended
                                  March 31,                      June 30,                September 30,            December 31,
                            1997            1996           1997           1996         1997        1996          1997      1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                 $1,047,000       $792,000     $1,035,000       $779,000     $804,000  $1,052,000     $470,000    $698,000
Cost of sales
  and rentals               837,000        774,000        761,000        736,000      596,000     846,000      489,000     651,000
Selling, general and
   administrative           262,000        450,000        534,000        528,000      189,000     352,000      479,000     580,000

                        -----------------------------------------------------------------------------------------------------------
Operating income
  (loss)                    (52,000)      (432,000)      (260,000)      (485,000)      19,000    (146,000)    (498,000)   (533,000)

Interest expense, net       (11,000)       (14,000)       (21,000)        (2,000)      (6,000)     (1,000)     (33,000)    (24,000)
Other income
    (expense), net           72,000         12,000          8,000          4,000       (3,000)    (42,000)      48,000    (220,000)

                       ------------------------------------------------------------------------------------------------------------
Net income (loss)            $9,000      $(434,000)     $(273,000)     $(483,000)     $10,000   $(189,000)   $(483,000)  $(777,000)
===================================================================================================================================
Net income (loss)
  per share of
  common stock                $0.00         $(0.03)        $(0.02)        $(0.04)       $0.01      $(0.02)      $(0.05)     $(0.06)
===================================================================================================================================
Weighted average
  number of shares
  outstanding            12,418,228     12,418,228     12,418,228     12,418,228   12,418,228  12,418,228   12,418,228  12,418,228
===================================================================================================================================

                      CAMERA PLATFORMS INTERNATIONAL, INC.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        Historically, the Company operated under credit lines established with its former majority shareholder, UST Inc. ("UST"). UST sold its interest in the Company on October 10, 1996 (See item 1, "Sale of Company"). Pursuant to the terms of the Stock Purchase Agreement, UST forgave $1,338,138 owed by the Company to UST, which was recorded as an addition to paid in capital. On the same date, the Company obtained a line of credit from Foothill Capital Corporation ("Foothill") in the amount of $850,000, which matured October 10, 1997. As of that date, the Company entered into a new agreement with Foothill for a $2,500,000 credit facility consisting of a $1,250,000 term loan, a $750,000 revolving line of credit and a $500,000 inventory equipment line of credit. The loans mature in January, 2000.

        The Company neither accrued nor paid interest on any UST credit line advances beginning March 1, 1995. The term loan portion of the Foothill credit facility requires monthly principal paydowns in the amount of $25,000. Interest on all the credit facilities are due monthly, and were current as of April 15, 1998.

        The Company had outstanding balances under the various Foothill credit facilities of $811,000 and $1,768,000 as of December 31, 1997 and April 15, 1998, respectively.

        The Consolidated Statement of Cash Flows presented herein indicates $881,000 of negative cash flow from the Company's operating activities for the year ended December 31, 1997. Included in this deficit amount are legal fees totaling $235,000 which were primarily incurred by the Company in assisting Cinemeccanica Italiana in its successful defense of the "Chapman" patent lawsuit and other related matters.

        While the Company's operations have not been able to provide sufficient cash flow to meet current operating requirements, the Company has successfully been able to augment working capital deficits generated by operations through debt financing provided under the Foothill credit facility. The Company expects that future debt and equity financings will continue to provide sufficient funds to meet its operating cash requirements for the next twelve months.

Results of Operations

1997 versus 1996

        Net product sales decreased 3% from $1.77 million in 1996 to $1.72 million in 1997. Excluding the effect attributed to the sale of Lightmaker division in December 1996, dollies and cranes sales increased 70% from $940,000 in 1996 to $1.59 million in 1997 as a result of strong sales of Panther dollies and cranes.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


        Revenues from rental operations increased 5% from $1.55 million in 1996 to $1.64 million in 1997. This increase was the net result of a 12% increase in Shotmaker camera car rentals offset by a 3% decrease in dollies and crane rentals during 1997. The increase in camera car rentals was largely the result of price changes resulting in higher average day rates. The decrease in dollies and crane rentals was primarily due to fewer split rental relationships for remote heads and cranes.

        Total revenue for the Company was essentially unchanged, increasing by 1% from $3.32 million in 1996 to $3.36 million in 1997.

        Cost of sales decreased by 25% from $1.57 million in 1996 to $1.17 million in 1997. This decrease was generally related to the Company's continued efforts to reduce variable costs. Dollies and crane sales margins improved from $73,000 in 1996 to $591,000 for 1997 as a result of tighter cost controls over equipment purchases, sale of older equipment with high depreciation, fewer discounts given to customers and the poor margins reported in previous periods on Lightmaker sales.

        Cost of rental operations increased by 5% from $1.44 million in 1996 to $1.51 million in 1997. This increase relates to a similar 5% increase in rental revenue over the same period. Shotmaker's dollies and cranes and camera car rental costs decreased $104,000 and $80,000 for 1997, respectively, as compared to 1996, due to lower repair and maintenance on camera cars and cost reductions which resulted from the elimination of Lightmaker products.

        Selling, general and administrative expenses decreased by 26% from $1.97 million in 1996 to $1.46 million in 1997. The decrease is primarily due to management's continued efforts to reduce operating expenses primarily in corporate, advertising, maintenance and repairs. This decrease was hampered by an increase in litigation expenses, primarily due to defense of the "Chapman" patent lawsuit. Legal expenses totaled $55,000 in 1996 as compared with $235,000 in 1997.

        Total expenses decreased by 16% from $4.97 million in 1996 to $4.15 million in 1997.

        Net interest expense increased 82% from $39,000 in 1996 to $71,000 in 1997 in relation to the larger average balances outstanding on the Foothill credit facility which was used to purchase more rental inventory and reduce accounts payable. Other income (expenses) increased 164% from ($193,000) in 1996 to $125,000 in 1997 as a result of income related to the liquidation of Lightmaker inventory and other sales of obsolete and slower moving rental equipment.

        The Company's net loss decreased 292% from $1.88 million in 1996 to $737,000 in

                      CAMERA PLATFORMS INTERNATIONAL, INC.


1997. The net loss per basic and diluted share of common stock decreased from $0.15 in 1996 to $0.06 in 1997.

1996 versus 1995

        Net product sales decreased by 28% from $2.45 million in 1995 to $1.77 million in 1996. This decrease primarily resulted from a 41% decrease in Lightmaker revenue. Lightmaker sales were adversely affected in 1996 as a result of concerns in the industry about the future of Lightmaker after the sale of the Company. Lightmaker continued to face stiff competition during 1996 as several competitors had introduced new electronic ballasts with innovative features. Dolly and crane sales in 1996 declined 10% from 1995.

        Revenues from rental operations decreased 16% from $1.84 million in 1995 to $1.55 million in 1996. This decrease resulted from a 14% decrease in Shotmaker camera car rentals and a 16% decrease in dolly and crane rentals during 1996. The decrease in camera car rentals was largely the result of a number of cars being out of service due to the Company's difficulties in legally obtaining smog certificates for those cars. The Company also had difficulty obtaining parts for repair of the cars since a number of suppliers had not been paid on a timely basis prior to the transition to new management on October 10, 1996. The decrease in dolly and crane rentals resulted from several factors. The Company lost two lucrative split rental arrangements; the Company location outside of the prime rental area continued to suppress the rental revenue; the Company sold certain items of rental equipment from its fleet and was not able to replace or obtain parts for equipment on a timely basis.

        Total revenue for the Company decreased by 23% from $4.29 million in 1995 to $3.32 million in 1996.

        Cost of sales decreased by 10% from $1.75 million in 1995 to $1.57 million in 1996. This decrease was generally related to the corresponding 28% decrease in 1996 sales revenue. Dolly and crane sales margins for the year deteriorated as a result of a higher cost of equipment, increased inbound freight expense and greater discounts given to customers. Lightmaker sales margins also deteriorated due to higher direct labor and factory overhead costs.

        Cost of rental operations decreased by 5% from $1.52 million in 1995 to $1.44 million in 1996. This decrease was partly the result of the 16% decrease in rental revenue. Shotmaker's dolly, crane, and camera car rental costs decreased, but not sufficiently to offset the decrease in revenues.

        Selling, general and administrative expenses increased by 8% from $1.82 million in 1995 to $1.97 million in 1996. Selling, general and administrative expenses were adversely affected during 1996 as a result of additional expenses related to the sale of the Company, and additional legal expenses related to the two lawsuits initiated by the Company. Expenses related to the sale of the Company were $301,000 in 1996, as compared with

        Interest expense increased 15% in 1996, from $34,000 in 1995 to $39,000 in 1996. Interest ceased to accrue on the borrowings under the UST line of credit on February 28, 1995, pursuant to a letter of intent related to the sale of the Company. Other expenses increased from $19,000 in 1995 to $193,000 in 1996 as a result of expenses related to the sale of the Lightmaker division and the leasehold abandonment related to moving the Company's premises.

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.


Item 8 - Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                     Page
                                                                                     ----
Report of Grant Thornton LLP, Independent Auditors.................................   17

Report of Ernst & Young LLP, Independent Auditors................................     18

Consolidated Financial Statements:

   Consolidated Statements of Financial Position at
      December 31, 1997 and 1996.................................................     19

   Consolidated Statements of Operations for the Years Ended
      December 31, 1997, 1996 and 1995...........................................     20

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1997, 1996 and 1995...........................................     21

   Consolidated Statement of Shareholders' Equity  for the Years Ended
      December 31, 1997, 1996 and 1995...........................................     23

   Notes to Consolidated Financial Statements....................................     24

   Schedule II - Valuation and Qualifying Accounts for the
       Years Ended December 31, 1997, 1996 and 1995..............................     34

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Camera Platforms International, Inc.

We have audited the accompanying consolidated balance sheets of Camera Platforms International, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camera Platforms International, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the two years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP


Los Angeles, California
March 12, 1998 except for Note 13
  (Paragraph 3), as to which the date is April 8, 1998

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Camera Platforms International, Inc.


We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows for Camera Platforms International, Inc. for the year ended December 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item (8). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of Camera Platforms International, Inc. for the year ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                    ERNST & YOUNG LLP


Woodland Hills, California
February 2, 1996

                      CAMERA PLATFORMS INTERNATIONAL, INC.


                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

December 31                                                               1997          1996
-------------------------------------------------------------------------------------------------
                                     ASSETS

Current Assets
   Cash                                                           $     77,000      $    181,000
   Accounts receivable,  less allowance for doubtful accounts
     of $46,000 in 1997 and $34,000 in 1996                            177,000           283,000
   Current maturities of net investment in sales-type lease
     and installment sale                                               42,000                --
   Inventories                                                         322,000           269,000
   Prepaid expenses                                                     98,000            82,000
                                                                  ------------      ------------
               Total current assets                                    716,000           815,000

Property and equipment, net of depreciation, amortization
   and rental asset valuation allowance                              1,446,000         1,498,000
Net investment in sales-type lease and installment sale,
   net of current maturities                                            90,000                --
Deposits and other assets                                              246,000           118,000
                                                                  ------------      ------------
                                                                  $  2,498,000      $  2,431,000

-------------------------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                               $    478,000      $    565,000
   Revolving credit facility                                                --           170,000
   Current maturities of long-term debt                                560,000                --
   Customer deposits                                                    31,000            95,000
   Deferred revenue                                                     12,000                --
   Other current liabilities                                            52,000            60,000
                                                                  ------------      ------------
               Total  current liabilities                            1,133,000           890,000

Long-term debt, net of current maturities                              811,000           250,000
Commitments and contingencies
Shareholders' Equity
   Common stock $.0005 par value; 15,000,000 shares
     authorized; 12,418,228 shares issued and outstanding                6,000             6,000
   Additional paid-in capital                                       22,792,000        22,792,000
   Accumulated deficit                                             (22,244,000)      (21,507,000)
                                                                  ------------      ------------
               Total shareholders' equity                              554,000         1,291,000
                                                                  ------------      ------------
                                                                  $  2,498,000      $  2,431,000

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------------
Year ended December 31                      1997             1996             1995
-------------------------------------------------------------------------------------
Revenues
Net product sales                       $ 1,719,000      $ 1,769,000      $ 2,450,000
Revenues from rental operations           1,637,000        1,552,000        1,840,000
                                        -----------      -----------      -----------
                                          3,356,000        3,321,000        4,290,000
                                        -----------      -----------      -----------
Expenses
Cost of sales                             1,172,000        1,566,000        1,749,000
Cost of rental operations                 1,511,000        1,441,000        1,523,000
Selling, general and administrative       1,464,000        1,965,000        1,816,000
                                        -----------      -----------      -----------
                                          4,147,000        4,972,000        5,088,000
                                        -----------      -----------      -----------
Operating loss                             (791,000)      (1,651,000)        (798,000)

Interest  expense, net                      (71,000)         (39,000)         (34,000)
Other income (expense), net                 125,000         (193,000)         (19,000)
                                        -----------      -----------      -----------
    Net loss                            $  (737,000)     $(1,883,000)     $  (851,000)
=====================================================================================

Basic and diluted loss per share             $(0.06)          $(0.15)          $(0.07)
=====================================================================================

Weighted average shares outstanding      12,418,228       12,418,228       12,418,228
=====================================================================================



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------
Year ended December 31                                    1997            1996            1995
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                         $  (737,000)     $(1,883,000)     $(851,000)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization                   408,000          422,000        512,000
         Gain on disposal of equipment                  (155,000)         (33,000)        (4,000)
         Provision for (recoveries of) doubtful
           accounts, net                                  12,000          (34,000)        26,000
         Gain on sale of Lightmaker Division                  --         (108,000)            --
    Changes in assets and liabilities
         Accounts receivable                              94,000          381,000       (259,000)
         Net investment in lease and installment
          sale                                          (132,000)              --             --
         Inventories                                     (53,000)         155,000        221,000
         Prepaid expenses                                (16,000)         (59,000)         5,000
         Deposits and other assets                      (128,000)          57,000         37,000
         Accounts payable                                (87,000)          52,000         95,000
         Deferred revenue                                 12,000               --             --
         Customer deposits                               (64,000)              --             --
         Other current liabilities                        (8,000)          75,000        (23,000)
-------------------------------------------------------------------------------------------------
     Net cash used in operating activities              (854,000)        (975,000)      (241,000)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Proceeds from sale of Lightmaker division                 --          110,000             --
    Proceeds from sale of property and equipment         549,000          208,000          4,000
    Purchases of property and equipment                 (750,000)         (77,000)       (14,000)
-------------------------------------------------------------------------------------------------
    Net cash used in investing activities               (201,000)         241,000        (10,000)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Net proceeds (principal payments) on
      revolving line of credit                          (170,000)         170,000             --
    Proceeds from borrowings of long-term debt         1,146,000          250,000             --
    Proceeds from borrowings of short-term debt               --          527,000        600,000
    Principal payments on long-term debt                 (25,000)              --             --
    Principal payments on notes payable                       --         (414,000)      (200,000)
    Contribution of capital                                   --          192,000             --
-------------------------------------------------------------------------------------------------
    Net cash provided by financing activities            951,000          725,000        400,000
-------------------------------------------------------------------------------------------------

                      CAMERA PLATFORMS INTERNATIONAL, INC.

Net increase (decrease) in cash                      $  (104,000)     $    (9,000)     $ 149,000

Cash at beginning of year                                181,000          190,000         41,000
-------------------------------------------------------------------------------------------------
Cash at end of year                                  $    77,000      $   181,000      $ 190,000
=================================================================================================

Supplemental disclosure of cash flow
  information Cash paid during the year for:
     Interest                                        $    55,000      $    36,000      $   1,000
     Income taxes                                          1,000            2,000          2,000


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


                  CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY

----------------------------------------------------------------------------------------------------
                            Number of      Common       Paid-in       Accumulated
                              Shares       Stock        Capital         Deficit            Total
----------------------------------------------------------------------------------------------------
Balance at
   January 1, 1995          12,418,228     $6,000     $21,270,000     $(18,773,000)     $ 2,503,000

Net loss for the year               --         --              --         (851,000)        (851,000)
----------------------------------------------------------------------------------------------------
Balance at
   December 31, 1995        12,418,228      6,000      21,270,000      (19,624,000)       1,652,000

Forgiveness of notes
   payable to related
   party                            --         --       1,330,000               --        1,330,000

Contribution of capital
   by shareholders                  --         --         192,000               --          192,000

Net loss for the year               --         --              --       (1,883,000)      (1,883,000)
----------------------------------------------------------------------------------------------------
Balance at
   December 31, 1996        12,418,228      6,000      22,792,000      (21,507,000)       1,291,000

Net loss for the year               --         --              --         (737,000)        (737,000)
----------------------------------------------------------------------------------------------------
Balance at
    December 31, 1997       12,418,228     $6,000     $22,792,000     $(22,244,000)     $   554,000
====================================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Camera Platforms International, Inc. ("CPI" or the "Company"), was organized in the state of Delaware in 1985 to engage in the business of leasing camera cars and other related equipment to motion picture and television production companies. As discussed in Note 2, in October 1996, UST, Inc., a former majority stockholder of CPI, consummated a sale of its position in CPI to Shotmaker Acquisition Corporation ("SAC") and SAC acquired 76% ownership in CPI as a result of a Stock Purchase Agreement.

During 1997, the Company formed Shotmaker Sound Inc. ("SSI"), a wholly owned subsidiary, to allow for future expansion into the music and theatrical production industries. As of December 31, 1997, SSI entered into an asset purchase agreement to acquire substantially all the assets of a company that provides rehearsal studio, storage and cartage services to recording artists. This agreement is subject to certain conditions of sale including payoff of seller's existing SBA loan. Included in the Company's consolidated financial statements is a $147,000 deposit which will be applied to the purchase.

As of January 31, 1997, Shotmaker Dollies and Cranes, Inc. ("SD&C"), the Company's wholly owned subsidiary, adopted a plan of liquidation. Under the plan, all the assets, liabilities and business operations of SD&C were distributed to the Company. The plan was undertaken primarily to minimize the additional costs associated with operating two corporate entities, and is otherwise not expected to have any material impact on the operations of the Company.

The Company operates in a single business segment. The Company designs, manufactures, sells, leases and rents equipment for the motion picture, television and theatrical production and music industries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which presumes that the Company can continue to operate as a going concern. Although the Company has incurred recurring operational losses and negative cash flows from operations, the Company has historically supplemented its cash flows from operations through a combination of debt and equity financings.

Since the transition to new management on October 10, 1996, the Company has taken steps to reduce operating expenses and increase revenue and profitability. To reduce operating expenses, the Company has, among other things, sold the Lightmaker division, which had been incurring losses (see Note 3). To improve profitability, the Company has taken steps to increase utilization of its camera cars, cranes and dollies. The Company has added new products including a new line

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of Shotmaker hydraulic dollies and dolly track, and it has begun manufacturing its new "Shotmaker Blue" dolly and a second line of cranes under the "Enlouva" name. The Company's sales and marketing plans have been revamped in order to provide better service to customers. The single most important change has been the decision to market the Company as one company with a variety of high quality related products, rather a number of different divisions with separate customers and distinct marketing and advertising plans. With its divisions working in concert, management believes that the Company will be better able to cross-market its products, promote the Shotmaker name and realize significant synergism and efficiencies. Given these changes in the Company's operations, it is management's belief that the Company will have positive cash flow beginning in the second quarter of 1998 with the first deliveries in significant numbers of "Shotmaker Blue" dollies. In the event there is any negative cash flow from operations, the Company's $2.5 million bank credit facility should be sufficient to offset such negative cash flow.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Leasing Operations

The Company's leasing operations consist of operating and sales-type leases on a variety of equipment types, primarily camera cars, dollies and cranes, and other accessories.

Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life, using periods ranging from three to ten years. Rental payments are recognized as revenue as they become due under the terms of the operating lease agreements.

Revenues from certain qualifying non-cancelable lease contracts are accounted for as sales-type leases wherein the present value of all payments are recorded currently as revenues, and the related cost of the asset is charged to cost of sales. Interest is recorded over the term of the related lease agreement.

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development costs are charged to expense as incurred. Such amounts are not material in any year presented.

Cash Equivalents

The Company considers all highly liquid investments held at financial institutions with maturity dates of three months or less at the time of acquisition to be cash equivalents.

Per Share Data

The Company has adopted Statement of Financial Accounting Standards ("SFAS") SFAS No. 128, "Earnings Per Share", which establishes new standards for computing and presenting basic and diluted earnings per share. Adoption of SFAS No. 128 does not have a material effect on the computation or presentation of per share data in the accompanying consolidation financial statements.

The basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each year. Diluted income (loss) per share is calculated based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options represent the only dilutive potential common stock outstanding.

Concentration of Credit Risk

The Company's customers are principally engaged in the production of motion pictures or television programming, or are suppliers to such companies. Credit is extended based on an evaluation of the customer's financial condition. Receivables arising from the granting of credit under normal trade terms are generally due within 30 to 90 days and are generally not collateralized. From time to time, the Company grants extended terms, which are generally collateralized by a security interest in the products sold. Collections of accounts receivable have consistently been within management's expectations.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs totaled $191,000, $243,000, and $186,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and were recorded as part of selling, general and administrative expenses.

Equipment  Leases

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from one day to several weeks in duration, with occasional rentals of several months. The Company also has a small number of camera car and dollies on long-term operating leases of twelve to thirty-six months, and one camera car on an indefinite long-term operating lease in Japan. None of the rentals are noncancelable leases, and no

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


contingent rentals are included in the Company's consolidated statements of operations.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation", but applies APB No. 25 and related interpretations in accounting for options granted under its plan.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

Reclassifications

Certain accounts in 1996 and 1995 have been reclassified in order to conform to the presentation in 1997.

New Accounting Standards

The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company is evaluating the impact of these statements on its consolidated financial statements. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was adopted during the first quarter of 1997. SFAS No. 129, Disclosures of Information about Capital Structure" and SFAS No. 128, "Earnings Per Share" were adopted in the fourth quarter of 1997, with no material effect on the consolidated financial statements.

NOTE 2 - SALE OF THE COMPANY

Pursuant to a Stock Purchase and Contribution Agreement dated October 10, 1996, (the "Stock Purchase Agreement") by and among UST Inc., ("UST"), UST Enterprises Inc. ("Enterprises"), Shotmaker Acquisition Corp ("SAC"), purchased 9,403,168 shares of the common stock of the Company from UST and Enterprises, representing approximately 76% of the outstanding shares of the Company. SAC paid cash to UST and Enterprises in the amount of $94,000, and made a cash capital contribution to the Company of $192,000. As part of the Stock Purchase Agreement, UST forgave approximately $1,330,000 of debt, leaving a balance of $250,000 which is due, together with accrued interest thereon, on April 11, 1998, subject to certain offsets in favor of the Company.

NOTE 3 - SALE OF LIGHTMAKER DIVISION

On December 27, 1996, the Company completed the sale of its Lightmaker division to LTM Corporation of America ("LTM") for a cash price of $110,000. The assets sold to LTM were raw materials inventory, machinery and equipment associated with the manufacture of the

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

electronic ballasts, and the intellectual property of the Lightmaker division including the Lightmaker trade name. Under the terms of the agreement, the Company retained the accounts receivable, accounts payable, and the remaining finished goods inventory. LTM assumed all warranty liability for the Lightmaker ballasts.

NOTE 4 - INVESTMENT IN SALES-TYPE LEASE AND INSTALLMENT SALE

The following lists the components of the investment in sales-type lease and installment sale:

                                                                  December 31,
                                                             ----------------------
                                                               1997          1996
                                                             --------        ------
Minimum lease payments receivable..........................  $145,000         $  --

Less: Unearned income......................................    13,000            --
                                                             --------        ------
Net investment.............................................  $132,000        $   --
                                                             ========        ======

At December 31, 1997, lease and installment sale receivables are due in installments as follows:

1998..................................................... $42,000
1999.....................................................  47,000
2000.....................................................  43,000

NOTE 5 - INVENTORIES

                                                                December 31,
                                                            --------------------
                                                              1997       1996
                                                            --------   ---------
Work in process...........................................  $185,000   $     --
Finished goods............................................   137,000     269,000
                                                            --------    --------
                                                            $322,000    $269,000
                                                            ========    ========

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - PROPERTY AND EQUIPMENT

                                                                        December 31,
                                                                -------------------------
                                                                    1997          1996
                                                                ----------     ----------
Equipment available for lease .............................     $4,930,000     $4,770,000
Machinery and equipment ...................................        350,000        314,000
Leasehold improvements ....................................         60,000         15,000
Furniture and fixtures ....................................         62,000         60,000
Automobiles and trucks ....................................         57,000         57,000
Construction in progress ..................................             --         23,000
                                                                ----------     ----------
                                                                 5,459,000      5,239,000

Less accumulated depreciation and amortization.............      3,471,000      3,199,000
Less rental asset valuation allowance .....................        542,000        542,000
                                                                ----------     ----------
                                                                $1,446,000     $1,498,000
                                                                ==========     ==========

Accumulated depreciation and amortization pertaining to equipment available for lease amounted to $3,065,000 in 1997 and $2,832,000 in 1996.


NOTE 7 - LONG-TERM DEBT

The Company has a $2.5 million credit facility, consisting of (1) $1,250,000 term loan, (2) $750,000 revolving line of credit and (3) $500,000 inventory equipment line of credit, with interest at reference rate plus 2% (effective rate of 10.5 % at December 31, 1997), maturing January 15, 2000. The term loan requires monthly principal reductions of $25,000. Advances totaled $475,000 and $625,000 under the term loan and revolving credit facility, respectively, at December 31, 1997. There were no advances made under the inventory equipment line of credit at December 31, 1997. Loans made under the credit facility are cross-collateralized and are secured by substantially all the assets of the Company. The loans refinanced an earlier credit facility totaling $850,000 which matured October 15, 1997.

The Company is also financing its remaining obligation on its purchase of the worldwide rights to the "Enlouva" patents and trademark over thirty-five equal monthly installments of $1,000, including interest at 10%. The note matures December 1999. In the event of default, the seller is entitled to collect money damages, restoration to the right of the name "Enlouva", the right to manufacture and sell cranes under the "Enlouva" name, and the restoration of parts shipped.

NOTE 8 -  INCOME TAXES
The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At December 31, 1997, the Company has net operating loss carryforwards of approximately $23 million for federal tax purposes, which expire from 2000 to 2012. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has net operating loss carryforwards of approximately $4 million for California tax purposes, which expire from 1998 to 2002. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities.

At December 31, 1997, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

NOTE 9 - STOCK OPTIONS

The Company has adopted a Stock Option Plan to provide additional incentive for officers and key employees to invest in the Company and has granted stock options to purchase shares of its common stock to certain officers and key employees as follows:

                                                               Options Outstanding
                                                            --------------------------
                                                                            Weighted
                                                                         Avg. Exercise
                                                              Shares         Price
                                                            --------     -------------
Outstanding at January 1, 1995 .....................         117,000         $2.12

   Granted .........................................              --            --
   Exercised .......................................              --            --
   Terminated or expired ...........................         (49,000)         1.85
                                                            --------         -----
Outstanding at December 31, 1995 ...................          68,000         $2.25
                                                            ========         =====

   Granted .........................................              --         $  --
   Exercised .......................................              --            --
   Terminated or expired ...........................         (34,000)         2.25
                                                            --------         -----
Outstanding at December 31, 1996 ...................          34,000         $2.25
                                                            ========         =====

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   Granted .........................................         700,000         $0.12
   Exercised .......................................              --            --
   Terminated or expired ...........................         (34,000)           --
                                                            --------         -----
Outstanding at December 31, 1997....................         700,000         $0.12
                                                            ========         =====

Options were granted under the plan at not less than the fair market value of the stock on the date of grant. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by SFAS 123, there would be no change to the Company's net loss and loss per share.

Options outstanding at December 31, 1997 expire between January 2002 and January 2005.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

In December 1996, the Company entered into a lease for its premises expiring December, 1999. Minimum payments under the new lease are $121,000 and $111,000 for the years ending December 31, 1998 and 1999, respectively.

In September 1997, the Company entered into a sublease agreement for office and warehouse space adjacent to its principal premises. Minimum payments under the sublease are $45,000 per year, expiring April 2000.

In November, 1997, the Company entered into a sixty month equipment lease agreement to provide machining equipment for its manufacturing and reengineering programs. Payments under the lease are $39,000 per year. The Company in turn, entered into a reengineering agreement with V.A. Industries Co, Inc. ("VA") to provide the Company with component parts for dollies, cranes, dolly track and related equipment. Included in inventory at December 31, 1997 was work-in-process totaling $92,000.

The Company also agreed to sublease to VA the aforementioned machining equipment at an amount equal to the monthly lease payment. At the conclusion of the lease, ownership in the machining equipment shall be shared equally.

Purchase Commitments

In July 1993, the Company entered into a five-year distribution agreement with Panther GmbH. This agreement may be extended to eight years if certain conditions are met at the end of the distribution term and subsequent annual extension periods. Pursuant to the agreement, the Company has been granted exclusive distribution rights for all Panther products in North and South America. The distribution agreement has certain minimum purchase requirements. The

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has met its minimum purchase commitments under the agreement through December 31, 1997. The minimum purchase commitment for 1998 is $330,000 (DM 600,000). In the event the Company fails to meet its minimum purchase requirement obligation, the Company's exclusive distribution rights shall cease.

Contingencies related to Environmental Issues

In previous years, the Company reported that the Shotmaker camera cars, fifteen of which are currently in operation, were unable to meet vehicle emission standards. As of December 31, 1997 with the exception of one camera car on long term lease in Japan, all the Company's cars have been retrofitted to meet all state and federal emissions requirements. The retrofitting was accomplished without jeopardizing any of the operational features of the cars.

Legal Proceedings

The Company is from time to time named as a defendant in the ordinary course of its business. In the opinion of management, after consultation with outside counsel, there are no outstanding suits or claims that are not covered by applicable insurance or that may reasonably result in a material adverse effect on the business, financial condition or results of operations of the Company.

NOTE 11 - SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No sales to a single customer accounted for more than ten percent of total revenues during 1997, 1996, or 1995. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.


NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 1997 and 1996.


NOTE 13 - SUBSEQUENT EVENTS

On January 12, 1998, the Company received $150,000 pursuant to the issuance of a convertible promissory note (the "Note") with interest accruing at prime plus 2% (10 1/2 % at April 15, 1998) and payable monthly. Under the terms of the Note, the principal amount is convertible into up to 600,000 shares of common stock upon fifteen days prior written notice. Proceeds from the note will be used for acquisition purposes.

In January 1998, SSI completed its asset purchase of Third Encore ("3E"), a company which provides rehearsal studio, storage and cartage services to recording artists for a purchase price of $200,000, including a five year agreement not-to-compete

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


with the former principal shareholder of 3E which requires SSI to pay the seller an additional $30,000 during 1998. SSI also assumed 3E's existing building leases which require combined monthly base rental payments of $18,400 through January 2003.

Also in January 1998, the Company entered into negotiations with Production Services - Atlanta ("PSA") to acquire substantially all the assets of the company in exchange for cash, debt and equity totaling $2.1 million. On March 9, 1998 the Company signed a definitive purchase agreement with PSA and the transaction closed April 7, 1998. Funding of the PSA acquisition was provided through an additional $2.55 million acquisition facility from the lender described in Note 7. Advances under this line totaled $1.25 million at April 8, 1998. Principal is payable in monthly installments equal to 1/60th of the amount of the advanced, with all amounts due January 15, 2000. Interest at the reference rate plus 2% (effective rate of 10.5% at April 8, 1998) is payable monthly. The acquisition facility is collateralized by all the assets of the Company.

The Company also has entered into negotiations with Fluid Images, Inc. ("FI") to purchase all of the outstanding shares of FI, including all assets of FI as well as the name "Akela Cranes" in exchange for cash, debt and equity totaling $2.5 million. On March 30, 1998, the Company signed a stock purchase agreement with FI and, subject to the completion of its due diligence, the Company expects this transaction to close in May 1998.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------
                                     Balance                                   Balance
                                    January 1,      Additions    Deductions  December 31,
-----------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
Asset valuation allowance           $542,000           --             --      $542,000
Allowance for doubtful accounts       23,000       62,000        (36,000)       49,000
Warranty liability                    14,000        8,000        (12,000)       10,000
                                    --------     --------      ---------      --------
                                    $579,000     $ 70,000      $ (48,000)     $601,000
                                    ========     ========      =========      ========

-----------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1996
Asset valuation allowance           $542,000           --             --      $542,000
Allowance for doubtful accounts       49,000       34,000        (49,000)       34,000
Warranty liability                    10,000       18,000        (24,000)        4,000
                                    --------     --------      ---------      --------
                                    $601,000     $ 52,000      $ (73,000)     $580,000
                                    ========     ========      =========      ========

-----------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1997
Asset valuation allowance           $542,000           --             --      $542,000
Allowance for doubtful accounts       34,000       46,000        (34,000)       46,000
Warranty liability                     4,000       18,000        (22,000)           --
                                    --------     --------      ---------      --------
                                    $580,000     $ 64,000      $ (56,000)     $588,000
                                    ========     ========      =========      ========
-----------------------------------------------------------------------------------------

                      CAMERA PLATFORMS INTERNATIONAL, INC.


Item 9 - Changes In and Disagreements with Accountants on Accounting or Financial Disclosure

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

        The report of Ernst & Young LLP on the Company's financial statements for the fiscal year ended December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1995 and in the subsequent interim periods of fiscal 1996, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in its report.

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

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

        The Company's by-laws provide for a range of one to nine directors and allow the Board of Directors to set the exact number of authorized directors within that range. The current number of authorized directors established by the Board of Directors is five. Directors are elected at each Annual Meeting of Shareholders to serve thereafter until their successors have been duly elected and qualified.

        The following table provides certain information as of April 15, 1998, for each director and executive officer of the Company:

    Name                        Age      Position with the Company
    ----                        ---      -------------------------
    Roy Atlas                   56       Director, President and Chief Operating
                                           Officer
    William O. Fleischman       52       Chairman of the Board and Secretary

                      CAMERA PLATFORMS INTERNATIONAL, INC.


    Leslie J. Kovacs            54       Director
    Brianne Murphy              54       Director
    Laird Robertson             42       Director and Chief Executive Officer
    James P. Robinson           40       Chief Financial Officer


        Roy Atlas has been a director of the Company since December 19, 1996. Mr. Atlas served as Executive Vice President and Chief Operating Officer of the Company from October 10 to December 19, 1996, and has been serving as President and Chief Operating Officer from December 19, 1996. From 1980 to 1996, Mr. Atlas served in senior management positions at a number of distribution companies in Florida or the east coast including Gold Coast Distributors in Miami, Florida, American Potomac Distributors in Washington, D.C., and South Jersey Distributors in Pleasantville, New Jersey. Previously, Mr. Atlas built up a successful 11-store drugstore chain in the Washington, D.C. area, which he sold in 1979.

        William O. Fleischman has been Chairman of the Board and Secretary of the Company since October 10, 1996. Mr. Fleischman, in his individual capacity or through W/F Investment Corp. or its affiliates, has substantial experience investing in and managing companies, financial institutions and real estate. Mr. Fleischman is also a senior member of a Century City based law firm specializing in corporate and real estate law.

        Leslie J. Kovacs has been a director of the Company since April 16, 1997. Mr. Kovacs is a well respected independent lighting gaffer who has been involved in the motion picture industry since 1965. He is a member of the International Alliance of Theatrical Stage Employees (I.A.T.S.E.). His film credits include some of the top U.S. box office films in recent years including BASIC INSTINCT, BATMAN FOREVER, EXECUTIVE DECISION and the upcoming BATMAN AND ROBIN.

        Brianne Murphy has been a director of the Company since June 9, 1997. Ms. Murphy is the first woman cinematographer in the I.A.T.S.E. and the first woman invited to join the American Society of Cinematographers. She was a founder of Woman in Film and Behind the Lens. She is recipient of a Crystal Award, A Lucy Award and an Emmy. In 1982 she was awarded an Academy of Motion Picture Arts & Sciences Scientific and Engineering Award for the Mitchell Camera Insert Car and Process Trailer. Ms. Murphy is also a member of the Directors Guild of America and has been directing television and features in the US and Mexico.

        Laird Robertson has been a director of the Company since December 19, 1996, and the Chief Executive Officer of the Company since October 10, 1996. For approximately the past five years, prior to joining CPI, Mr. Robertson has invested in and/or served as an advisor or a `turnaround' manager for a variety of companies in transition or financial difficulty. Previously, Mr. Robertson was a corporate lawyer with an international law firm based in Los Angeles. From 1984 to 1988, Mr. Robertson was an officer at the Department of State, advising principally the Economic & Business Bureau on international trade, intellectual property and telecommunication matters.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


        James P. Robinson joined the Company in February 1998 as Chief Financial Officer. Mr. Robinson is a CPA with over 15 years of public and private accounting experience, Prior to joining the Company, Mr. Robinson was employed as an audit manager in the financial services group for several major public accounting firms in Los Angeles. From 1994 through 1995, he served as corporate controller for a casino management company in Las Vegas. From 1987 through 1993, Mr. Robinson was an audit manager for a regional public accounting firm in Houston.

        None of the officers or directors of the Company is related to any other officer or director of the Company. Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors or until they resign. At present two officers of SAC, the principal shareholder of the Company, serve on the Company's Board of Directors.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


Item 11 C Executive Compensation

Compensation of Directors

        As of April 1997, directors who are not officers of the Company began receiving $1,000 for each Board of Directors meeting which they attend.

Compensation of Executive Officers

        The following tables set forth information concerning the compensation of the Company's Chief Executive Officer and those other executive officers of the Company whose salary and bonus exceeded $100,000 during 1997. The table below sets forth information regarding the compensation of each listed executive officer for the last three fiscal years.

                                 SUMMARY  COMPENSATION  TABLE


                                                           Long Term Compensation
                               ---------------------------------------------------------------------------
                                    Annual Compensation               Awards                   Payouts
                               -------------------------------------------------------------   -----------
                                                     Other                                       All
                                                     Annual   Restricted                        Other
                                                    Compen-     Stock      Options/    LTIP     Compen-
Name and                        Salary     Bonus     sation     Award(s)     SAR's    Payouts   sation
Principal Position   Year         ($)       ($)       ($)       ($)          (#)      ($)         ($)
------------------   ----       ------     -----     -------   ----------  -------   -------   ----------
 Laird Robertson
   Director, CEO      1997      22,000        --     9,000        --           --        --        --
                      1996      16,000        --        --        --           --        --        --

Roy Atlas
   President, COO     1997      96,000     6,000        --        --           --        --        --
   President, COO     1996      16,000        --        --        --           --        --        --


Hal Needham*
   Chairman, CEO      1996      49,000        --        --        --           --        --        --
  Chairman, CEO       1995      52,000        --        --        --           --        --        --

Philip M. Panzera**
   President          1996     134,000        --        --        --           --        --        --

----------
  *   Mr. Needham resigned as Chairman and CEO on October 10, 1996.
 **   Mr. Panzera's duties as President were terminated on October 10, 1996.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


                              OPTION GRANTS IN 1997

During 1997 options to purchase 700,000 shares of common stock were granted to Roy Atlas, the Company's president, at an exercise price of $0.12 and which was determined to be the fair value at date of date. The grant is effective as of January 1, 1997 and is pursuant to Mr. Atlas's individual employment agreement.


                       AGGREGATED OPTION EXERCISED IN 1997
                         AND YEAR-END 1997 OPTION VALUES

                                                  Number of             Value of Unexercised
                                                Unexercised                 In-the-Money
                   Shares                     Options/Sar's at            Options/Sar's at
                Acquired on     Value        Fiscal year-end (#)          Fiscal year-end (#)
  Name          Exercise(#)   Realized   Exercisable   Unexercisable  Exercisable   Unexercisable
  ----          -----------   --------   -----------   -------------  -----------   -------------
Roy Atlas             --         --         --            700,000        --              --


Item 12 - Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

       The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of April 15, 1998.

                                            Amount and Nature
        Name and Address of                  of Beneficial           Percent of
           Beneficial Owner                     Ownership                Class
        --------------------                ------------------        ----------
       Hal Needham                             1,123,520(1)               9.0%
       12711 Ventura Blvd.
       Studio City, CA  91604

       William O. Fleischman                   6,582,217(2)              52.9%
       1900 Avenue of the Stars, Suite 2410
       Los Angeles, CA 90067

       Laird Robertson                         1,880,633(3)              15.1%
       1917 Garth Avenue
       Los Angeles, CA 90034

(1) Includes 41,520 shares held directly by Mr. Needham and 1,082,000 shares held directly by Hollywood Camera Cars, Inc.

(2) Mr. Fleischman's minor child is the owner of 70% of the outstanding shares of SAC, which owns 9,403,168 shares or 75.6% of the Company's common stock.

(3) Mr. Robertson is the owner of 20% of the outstanding shares of SAC, which owns 9,403,168 shares or 75.6% of the Company's common stock.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


Security Ownership of Management

     The following table sets forth information with respect to shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned beneficially by all directors, nominees and officers as a group as of April 15, 1998.


                                      Amount and Nature
                                        of Beneficial             Percent of
     Name of Beneficial Owner             Ownership                 Class
     ------------------------         ------------------          ----------
Roy Atlas                                        --                     0%
William O. Fleischman                     6,582,217(1)               52.9%
Leslie J. Kovacs                                 --                     0%
Brianne Murphy                                   --                     0%
Laird Robertson                           1,880,663(2)               15.1%
James P. Robinson                                --                     0%

All officers and directors as a           8,462,880                  68.1%
  group (6 persons)

(1) Represents 6,582,217 shares held by SAC, which owns a total of 9,403,168 shares of the Company's common stock.

(2) Represents 1,880,633 shares held by SAC, which owns a total of 9,403,168 shares of the Company's common stock.


Item 13 - Certain Relationships and Related Transactions

         Two directors of the Company, Messrs. William O. Fleischman and Laird Robertson, are officers of SAC. Please refer to "Sale of the Company" under Note 2 above and "Security Ownership of Management" under Item 12 above.

                                     PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements and financial statement schedules filed as part of this report are listed on the Index to Financial Statements and Schedules on page 16.

     Exhibits
     --------
     2.1(1)    Stock Purchase and Contribution Agreement dated as of October 10,
               1996.

     2.2(2)    Letter Agreement re sale of Lightmaker dated December 27, 1996.

     3.1(3)    Certificate of Incorporation, as amended.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

     3.2(4)    By-Laws, as amended.

     10.1(5)   Form of Non-Statutory Stock Option Agreement.

     10.2(6)   Company's 1990 Stock Option Plan.

     10.3      Employment Agreement between the Company and Roy Atlas.

     16.1(7)   Letter re change in certifying accountant dated January 24, 1997.

     21.1      Subsidiaries of Registrant.

------------------------------------------------------------------------------


(1) Incorporated by reference to the Company's Form 8-K Current Report dated October 10, 1996.

(2) Incorporated by reference to the Company's Form 8-K Current Report dated December 27, 1996.

(3) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1987.

(4) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1988.

(5) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1989.

(6) Incorporated by reference to the Company's Registration Statement No. 33-37401 on Form S-8, filed on October 23, 1990.

(7) Incorporated by reference to the Company's Form 8-K Current Report dated January 22, 1996.


(b)     Reports on Form 8-K

        Registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1997.

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

        Dated:  April 15, 1998
                                       CAMERA  PLATFORMS INTERNATIONAL, INC

                                               By: /s/ Laird Robertson
                                                  --------------------------
                                                       LAIRD ROBERTSON
                                                   Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following officers and directors of Camera Platforms International, Inc., on behalf of the Company, in the capacities and in the dates indicated.


   April 15, 1998     Chairman of the Board
                      and Secretary                       By: /s/ William O. Fleischman
                                                             ---------------------------
                                                              William O. Fleischman

   April 15, 1998     Chief Executive Officer
                      and Director                        By: /s/ Laird Robertson
                                                             ---------------------------
                                                              Laird Robertson

   April 15, 1998     President, Chief Operating
                      Officer and Director                By: /s/ Roy Atlas
                                                             ---------------------------
                                                              Roy Atlas

   April 15, 1998     Chief Financial Officer             By: /s/ James Robinson
                                                             ---------------------------
                                                              James Robinson

                                  EXHIBIT INDEX

     Exhibits
     --------
     2.1(1)    Stock Purchase and Contribution Agreement dated as of October 10,
               1996.

     2.2(2)    Letter Agreement re sale of Lightmaker dated December 27, 1996.

     3.1(3)    Certificate of Incorporation, as amended.

     3.2(4)    By-Laws, as amended.

     10.1(5)   Form of Non-Statutory Stock Option Agreement.

     10.2(6)   Company's 1990 Stock Option Plan.

     10.3      Employment Agreement between the Company and Roy Atlas.

     16.1(7)   Letter re change in certifying accountant dated January 24, 1997.

     21.1      Subsidiaries of Registrant.


(1) Incorporated by reference to the Company's Form 8-K Current Report dated October 10, 1996.

(2) Incorporated by reference to the Company's Form 8-K Current Report dated December 27, 1996.

(3) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1987.

(4) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1988.

(5) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1989.

(6) Incorporated by reference to the Company's Registration Statement No. 33-37401 on Form S-8, filed on October 23, 1990.