Form 10-Q
period 1998-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 1998-05-15
CIK 775714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[Mark one]
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to ________________

            Commission File Number:  0-14675

                      CAMERA PLATFORMS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     95-4024550
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

            10909 Vanowen Street, North Hollywood, California, 91605
               (Address of principal executive offices)      (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 1998.

            Common Stock $.0005 par value               12,418,228
            -----------------------------              ---------------
                       (Class)                        (Number of shares)

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I.   FINANCIAL INFORMATION:

      Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets
                  at March 31, 1998, and December 31, 1997                          3

               Condensed Consolidated Statements of Operations for the
                  Three Months ended March 31, 1998 and 1997                        4

               Condensed Consolidated Statement of Cash Flows for the
                  Three Months ended March 31, 1998 and 1997                        5

               Notes to Condensed Consolidated Financial Statements                 6

      Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         8


PART II.   OTHER INFORMATION                                                        9

Signature Page                                                                      12

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------
                                                                                  MARCH 31,         December 31,
                                                                                    1998               1997
                                                                                (Unaudited)           (Note)
---------------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                        $     70,000        $     77,000
   Accounts receivable, less allowance for doubtful accounts
      of $46,000 in 1998 and 1997                                                   330,000             309,000
   Inventories                                                                      581,000             322,000
   Prepaid expenses and other current assets                                        124,000              98,000
                                                                               ------------        ------------
               TOTAL CURRENT ASSETS                                               1,105,000             716,000

   Property and equipment, net                                                    1,835,000           1,446,000
   Deposits and other assets                                                        103,000             246,000
                                                                               ------------        ------------
                                                                               $  3,043,000        $  2,498,000
===============================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                            $    692,000        $    478,000
   Accrued liabilities                                                               54,000              52,000
   Current maturities of long-term debt                                             560,000             560,000
   Note payable                                                                      30,000                  --
   Convertible promissory note                                                      150,000                  --
   Customer deposits                                                                 57,000              31,000
   Deferred revenue                                                                  19,000              12,000
                                                                               ------------        ------------
               TOTAL CURRENT LIABILITIES                                          1,562,000           1,133,000

Long-term debt, net of current maturities                                         1,418,000             811,000

Commitments and contingencies

SHAREHOLDERS' EQUITY
   Common stock - $.0005 par value; 15,000,000 shares authorized; shares
     issued and outstanding: 12,418,228                                               6,000               6,000
   Additional paid-in capital                                                    22,792,000          22,792,000
   Accumulated deficit                                                          (22,735,000)        (22,244,000)
                                                                               ------------        ------------
               TOTAL SHAREHOLDERS' EQUITY                                            63,000             554,000
                                                                               ------------        ------------
                                                                               $  3,043,000        $  2,498,000
===============================================================================================================

Note: The balance sheet at December 31, 1997 was derived from the audited financial statements at that date.



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


Three months ended                                  MARCH 31, 1998     March 31, 1997
-------------------------------------------------------------------------------------
REVENUES
Net product sales                                   $     61,000        $    686,000
Revenues from rental operations                          532,000             361,000
                                                    ------------        ------------
                                                         593,000           1,047,000
                                                    ------------        ------------

EXPENSES
Cost of sales                                             35,000             506,000
Cost of rental operations                                498,000             331,000
Selling, general and administrative                      491,000             262,000
Interest                                                  65,000              11,000
                                                    ------------        ------------
                                                       1,089,000           1,110,000
                                                    ------------        ------------
Operating loss                                          (496,000)            (63,000)

Other income, net                                          5,000              72,000
                                                    ------------        ------------
NET INCOME (LOSS)                                   $   (491,000)       $      9,000
====================================================================================

BASIC AND DILUTED INCOME (LOSS) PER SHARE                 ($0.04)       $       0.00
====================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         12,418,228          12,418,228
====================================================================================


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



Three months ended                                              MARCH 31, 1998    March 31, 1997
OPERATING ACTIVITIES
    Net income (loss)                                              ($491,000)       $   9,000
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                97,000           98,000
         Gain on sale of equipment                                        --          (20,000)
         Provision (credit) for doubtful accounts                         --          (28,000)
         Changes in assets and liabilities:
            Accounts receivable                                      (21,000)        (117,000)
            Inventories                                             (259,000)          86,000
            Prepaid expenses and other current assets                (26,000)           7,000
            Deposits and other assets                                (15,000)          32,000
            Accounts payable                                         214,000            6,000
            Accrued liabilities                                        2,000          (67,000)
            Customer deposits                                         26,000          (44,000)
            Deferred revenue                                           7,000               --
    NET CASH USED IN OPERATING ACTIVITIES                           (466,000)         (38,000)

INVESTING ACTIVITIES
    Purchases of property and equipment                             (337,000)        (138,000)
    Net proceeds from sale of equipment                                9,000           56,000
    NET CASH USED IN INVESTING ACTIVITIES                           (328,000)         (82,000)
FINANCING ACTIVITIES
    Proceeds from borrowings from short-term debt                    190,000           79,000
    Proceeds from borrowings under long-term credit facility         707,000               --
    Repayment of borrowings from short-term debt                     (10,000)              --
    Repayment of borrowings under long-term credit facility         (100,000)              --
    NET CASH PROVIDED BY FINANCING ACTIVITIES                        787,000           79,000
NET DECREASE IN CASH                                                  (7,000)         (41,000)
Cash at beginning of period                                           77,000          181,000
CASH AT END OF PERIOD                                              $  70,000        $ 140,000
=============================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
      Interest                                                     $  34,000        $  10,000
      Income taxes                                                        --               --

   In January 1998 deposits totaling $144,000 were used to acquire Third Encore
=============================================================================================


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of Camera Platforms International Inc. (the "Company" or "Shotmaker") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INVENTORIES

                                                   March 31,          December 31,
                                                     1998                 1997
                                                   ---------          ------------
Work in progress .....................             $319,000             $185,000
Finished goods .......................              262,000              137,000
                                                   --------             --------
                                                   $581,000             $322,000
                                                   ========             ========


NOTE 3 - PROPERTY AND EQUIPMENT

                                                    March 31,    December 31,
                                                      1998           1997
                                                   ----------     ----------
Equipment available for sale .................     $5,240,000     $4,930,000
Machinery and equipment ......................        518,000        350,000
Leasehold improvements .......................         63,000         60,000
Furniture and fixtures .......................         73,000         62,000
Vehicles .....................................         57,000         57,000
                                                   ----------     ----------
                                                    5,951,000      5,459,000
Less accumulated depreciation and amortization      3,574,000      3,471,000
Less rental asset valuation allowance ........        542,000        542,000
                                                   ----------     ----------
                                                   $1,835,000     $1,446,000
                                                   ==========     ==========

NOTE 4 - LONG TERM DEBT

        The Company has an $2.5 million credit facility with Foothill Capital Corporation ("Foothill"), consisting of (1) $1,250,000 term loan, (2) $750,000 revolving line of credit, and (3) $500,000 inventory equipment line of credit, with interest at reference rate plus 2% (effective rate of 10.5 % at March 31, 1998) and monthly principal reductions of $25,000, maturing January 2000. Advances under the credit facility totaled $1,732,000 and $1,100,000 at March 31, 1998 and December 31, 1997. Loans under the credit facility are cross-collateralized and are

                      CAMERA PLATFORMS INTERNATIONAL, INC.



secured by substantially all the assets of the Company.

        The Company is financing its remaining obligation on its purchase of the worldwide rights to the "Enlouva" patents and trademark over thirty-five equal monthly installments of $1,000, including interest at 10%. The note matures December 1999. In the event of default, the seller is entitled to collect money damages, restoration to the right of the name "Enlouva", the right to manufacture and sell cranes under the "Enlouva" name, and the restoration of parts shipped.

        The Company also issued a $150,000 convertible promissory note with interest accruing at prime plus 2% (10 1/2% at March 31, 1998) payable monthly. Under the terms of the note, the principal amount is convertible into up to 600,000 shares of the Company's stock. Proceeds from the note were used to finance the Company's acquisition of Third Encore. See Note 6.

        As part of a stock purchase agreement entered into with the former majority shareholders of the Company, the Company is obligated to pay UST Inc. and UST Enterprises $250,000 plus interest accrued thereon, all of which was due and payable April 11, 1998. The obligation is unsecured. The Company is in negotiations to extend the term of the loan.

NOTE 5 - CONTINGENCIES

        In 1993, the Company entered into a five-year distribution agreement with Panther GmbH ending in July 1998. This agreement may be extended to eight years if certain conditions are met at the end of the distribution term and subsequent annual extension periods. Pursuant to the agreement, the Company has been granted exclusive distribution rights for all Panther products in North and South America. The distribution agreement has certain minimum purchase requirements. The Company has met its minimum purchase commitments under the agreement through the 1997 contract year. The minimum purchase commitment for 1998 contract year is $660,000.

NOTE 6 - ACQUISITIONS

        Effective January 1, 1998, a wholly owned subsidiary of the Company, Shotmaker Sound Inc., completed the purchase of the assets and business of Third Encore ("3E"), a company which provides rehearsal studio, storage and cartage services to recording artists. The $160,000 acquisition was financed through a $150,000 loan which bears interest at 10 1/2 percent and which is convertible into up to 600,000 shares of the commons stock of the Company. In conjunction with the purchase, the former shareholder of 3E entered into a five year agreement not to compete with the Company, which requires payments of additional $30,000, paid quarterly during in 1998. The Company also assumed 3E's existing building leases which require combined monthly rental payments of $18,400 through January 2003.

        The pro forma results of operations for the three months ended March 31, 1998 and 1997, assuming consummation of the purchase as of January 1, 1997, are as follows:

                      CAMERA PLATFORMS INTERNATIONAL, INC.


                                                        Three Months Ended
                                                    March 31,          March 31,
                                                      1998               1997
                                                   ----------         ----------
Net revenue                                        $  593,000         $1,147,000
Net income (loss)                                    (491,000)            12,000

Basic and diluted income per share                     ($0.04)        $     0.00

The above pro forma information includes the operations of the Company and its wholly owned subsidiary Shotmaker Sound, Inc. for both periods presented.


NOTE 6 - SUBSEQUENT EVENTS

        On April 6, 1998, the Company acquired substantially all the assets of Production Services - Atlanta ("PSA") a provider of lighting and grip equipment in Atlanta, GA and Nashville, TN. The $2.1 million acquisition price was paid by a combination of cash, debt and equity. $1 million was paid at the closing; the Company issued the former shareholders of PSA a $500,000 promissory note with interest at 8% payable quarterly and principal due in three years, together with 600,000 shares of the Company's common stock. Financing of the PSA acquisition was provided through an additional $2.55 million acquisition facility with Foothill. Advances under this line totaled $1.25 million at March 31, 1998. Principal is payable in sixty equal monthly installments, with the balance due in January, 2000. Interest accrues at the reference rate plus 2% (10.5% at March 31, 1998) and is payable monthly. All the Foothill loan facilities (Note 4) are cross collateralized and are secured by substantially all the assets of the Company.

                      CAMERA PLATFORMS INTERNATIONAL, INC.




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


RESULTS OF OPERATIONS

        The following analysis compares the three months ended March 31, 1998, with the three months ended March 31, 1997.

        The Company's revenue for the first quarter of 1998 decreased by $454,000 or 43% as compared with the corresponding period of the prior year.

        First quarter 1998 net product sales decreased by $625,000 or 91% as compared to the corresponding period of the prior year. This decrease is due primarily to production delays in the manufacturing of the Shotmaker Blue dolly. The Company is currently shipping dollies manufactured in Europe and expects U.S. production to commence in June, 1998.

        Gross margin on net product sales for the three month period ended March 31, 1998 increased $26,000 or 43% from the prior comparable period due to higher profit margin on sales of a new line of dolly track manufactured by the Company.

        For the three month period ended March 31, 1998 revenues from rental operations increased by $171,000 or 47% as compared to the corresponding period of the prior year. Rentals generated by operations acquired subsequent to the first quarter of 1997 accounted for $160,000 of revenues from rental operations for the first quarter 1998. The overall increase in rental revenues was achieved in spite of the fact that film production in Los Angeles County was down due to rainy weather and uncertainty surrounding a potential actor's strike. The uncertainty was resolved by a tentative pact between the Screen Actor's Guild and Hollywood producers in April 1998.

        Gross margin on rental revenues for the three month period ended March 31, 1998 decreased $4,000 or 2% from the prior comparable period. Gross margin generated by operations acquired subsequent to the first quarter of 1997 accounted for $77,000 or 48% of revenues from rental operations for the first quarter 1998.

        Selling, general and administrative expense for the three month period ended March 31, 1998 increased by $229,000 or 87% compared to the corresponding period of the prior year. The increase was required to support the increase in operations and is due mainly to higher payroll and related costs, insurance and new sales and marketing programs.

        Interest expense for the three month period ended March 31, 1998 increased by $54,000 or 491% compared to the corresponding period of the prior year. The increase in interest costs is

                      CAMERA PLATFORMS INTERNATIONAL, INC.



mainly due to additional debt incurred related to the Company's acquisition in January 1998 and to the Company's continued capital investment in existing operations.

        Other income for the three month period ended March 31, 1998 decreased by $67,000 or 93% as compared to the corresponding period of the prior year. The large amount in 1997 was associated with the one-time sale of certain crab-to-steer technology developed by the Company to Panther GmbH, increased by strong foreign currency translation gains and offset by higher interest expense.

        The net loss for the three month period ended March 31, 1998 was ($491,000) compared with net income of $9,000 in the first quarter of 1997. Basic and diluted loss per share of common stock decreased to ($0.04) loss per share in the first quarter of 1998 from $0.00 in first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

        In November 1997 the Company renewed its credit facility with Foothill and expanded its borrowing ability from $850,000 to $2,500,000. The expanded credit facility consists of (1) $1,250,000 term loan, (2) $750,000 revolving line of credit, and (3) $500,000 inventory equipment line of credit, which matures in January 2000. At March 31, 1998, outstanding balances under the credit facility total $825,000, $750,000 and $343,000, respectively.

        During the first quarter 1998 the Company financed its operations from internally generated cash flow and bank borrowings.

        At March 31, 1998 the Company's working capital deficit was $407,000 which represents a slight decrease of $10,000 from its working capital deficit at December 31, 1997.

        Net cash used in operating activities for the three month period ended March 31, 1998 totaled $436,000 which was primarily attributed to the Company's first quarter 1998 operating loss, before depreciation and amortization, of $394,000. Operating cash flow decreased $398,000 compared to the corresponding period in 1997. This decrease is largely due to delays in production of the Shotmaker "Blue Dolly," resulting in postponement of sales of these dollies. Management believes these production delays will be resolved in the second quarter 1998 enabling the sale of significant quantities of Blue Dollies at that time. Based upon revised sales projections, operating cash flow should be sufficient to meet current operating requirements for the remainder of 1998. The Company has been able to meet its working capital requirements through additional borrowings from its credit facility which totaled $766,000 during the first quarter 1998. The Company believes it will have sufficient funds from operations and bank borrowings to meet its anticipated requirements for working capital during the next twelve months.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



PART II - OTHER INFORMATION


Items 1,2,3 and 5

        Not  applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 6. Exhibits and Reports on Form 8-K.

        The Company filed a report on Form 8-K dated March 17, 1998 disclosing its agreement to acquire substantially all of the assets and business of Production Services Atlanta, Inc. No financial statements were included in the filing.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAMERA PLATFORMS INTERNATIONAL, INC.

                                       By:  S/Roy Atlas
                                            -----------------------------------

Date:  May 15, 1998                       Roy Atlas
                                          President and Chief Operating Officer

                                       By: S/James P. Robinson
                                           -------------------------------------
                                           James P. Robinson
                                           Chief Financial Officer