Form 10-Q
period 1998-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 1998-08-14
CIK 775714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[Mark one]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

        Commission File Number: 0-14675

                      CAMERA PLATFORMS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      95-4024550
      ----------------------------                         -------------
      (State or other jurisdiction                         (IRS Employer
     of incorporation or organization)                   Identification No.)

             10909 Vanowen Street, North Hollywood, California 91605
             -------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)

                                 (818) 623-1700
               ---------------------------------------------------
               (Registrant- telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 1998.


            Common Stock $.0005 par value               13,768,228
            -----------------------------             ---------------
                     (Class)                         (Number of shares)

                      CAMERA PLATFORMS INTERNATIONAL, INC.


                                      INDEX


                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.   FINANCIAL INFORMATION:

        Item 1.      Financial Statements:

                     Condensed Consolidated Statement of Financial Position
                        at June 30, 1998, and December 31, 1997                       3

                     Condensed Consolidated Statement of Operations for the
                        Three Months ended June 30, 1998 and 1997, and the
                        Six Months ended June 30, 1998 and 1997                       4

                     Condensed Consolidated Statement of Cash Flows for the
                        Six Months ended June 30, 1998 and 1997                       5

                     Notes to Condensed Consolidated Unaudited Financial
                        Statements                                                    6

        Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                           10


PART II.   OTHER INFORMATION                                                          12

Signature Page                                                                        12

                      CAMERA PLATFORMS INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (Unaudited)


------------------------------------------------------------------------------------------------
                                                                   JUNE 30,        December 31,
                                                                     1998               1997
------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                          $      82,000     $      77,000
   Accounts receivable, less allowance for doubtful accounts
     of $47,000 in 1998 and $46,000 in 1997                            471,000           177,000
   Current maturities of net investment in sales-type lease
        and installment sale                                            42,000            42,000
   Inventories                                                       1,351,000           322,000
   Prepaid expenses                                                    170,000            98,000
                                                                 -------------     -------------
         TOTAL CURRENT ASSETS                                        2,116,000           716,000

Property and equipment, net of accumulated depreciation
   and a $542,000 rental asset valuation allowance                   4,714,000         1,446,000
Net investment in sales-type lease and installment sale,
   net of current maturities                                            62,000            90,000
Goodwill, net of accumulated amortization                              992,000
Deposits and other  noncurrent assets                                   97,000           246,000
                                                                 -------------     -------------
                                                                 $   7,981,000     $   2,498,000



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $     972,000     $     478,000
   Current portion of long-term debt                                 1,442,000           560,000
   Customer deposits                                                    64,000            31,000
   Deferred Revenue                                                     29,000            12,000
   Other current liabilities                                           344,000            52,000
                                                                 -------------     -------------
         TOTAL CURRENT LIABILITIES                                   2,851,000         1,133,000

Long-term debt, net of current maturities                            4,415,000           811,000

SHAREHOLDERS' EQUITY
   Common stock-$.0005 par value; 15,000,000
     shares authorized; shares
     issued and outstanding: 13,768,228 in
     1998 and 12,418,228 and 1997                                        6,000             6,000
   Additional paid-in capital                                       24,137,000        22,792,000
   Accumulated deficit                                             (23,428,000)      (22,244,000)
                                                                  ------------      ------------

         TOTAL SHAREHOLDERS' EQUITY                                    715,000           554,000
                                                                 -------------     -------------
                                                                 $   7,981,000     $   2,498,000


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                            Three months ended June 30,         Six months ended June 30,
------------------------------------------------------------------------------------------------------------
                                              1998             1997               1998              1997
------------------------------------------------------------------------------------------------------------
REVENUES

Sales                                     $    283,000      $    583,000      $    344,000      $  1,177,000
Rentals                                        784,000           452,000         1,316,000           813,000
                                          ------------      ------------      ------------      ------------

                                             1,067,000         1,035,000         1,660,000         1,990,000
                                          ------------      ------------      ------------      ------------

EXPENSES

Cost of sales                                  214,000           371,000           249,000           779,000
Cost of rentals                                932,000           390,000         1,430,000           720,000
Selling, general and administrative            553,000           534,000         1,044,000           797,000
Interest                                        86,000            21,000           151,000            31,000
                                          ------------      ------------      ------------      ------------

                                             1,785,000         1,316,000         2,874,000         2,358,000
                                          ------------      ------------      ------------      ------------

Operating loss                                (718,000)         (281,000)       (1,214,000)         (337,000)

Foreign currency exchange gain (loss)               --            12,000                --            23,000
Other income (expense)                          25,000            (4,000)           30,000            50,000
                                          ------------      ------------      ------------      ------------

NET LOSS                                  $   (693,000)     $   (273,000)     $ (1,184,000)     $   (264,000)



NET LOSS PER SHARE OF COMMON STOCK        $      (0.05)     $      (0.02)     $      (0.09)     $      (0.02)



WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                        12,843,228        12,418,228        13,768,228        12,418,228


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


------------------------------------------------------------------------------------------
Six months ended                                             JUNE 30, 1998   June 30, 1997
------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                $  (1,184,000)   $    (264,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                            326,000          201,000
         (Gain) on sale of equipment                                               (95,000)
         Provision (credit) for doubtful accounts                   1,000          (26,000)
         Changes in assets and liabilities:
              Accounts receivable                                (295,000)        (192,000)
              Inventories                                      (1,029,000)         (20,000)
              Prepaid expenses                                    (72,000)         (31,000)
              Deposits and noncurrent assets                      213,000           78,000
              Accounts payable                                    494,000          390,000
              Other current liabilities                           342,000          (90,000)
------------------------------------------------------------------------------------------
    NET CASH USED IN OPERATING ACTIVITIES                      (1,204,000)         (49,000)
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
    Purchases of property and equipment                        (3,663,000)        (251,000)
    Proceeds from sale of equipment                                81,000          208,000
    Purchase of goodwill and covenant not to compete           (1,040,000)
------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (4,622,000)         (43,000)
------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Proceeds from borrowings of short-term debt                   190,000          170,000
    Principal payment on short-term debt                          (10,000)        (142,000)
    Proceeds from borrowing of long-term debt                   4,754,000               --
    Principal payment on long-term debt                          (448,000)              --
    Proceeds from issuance of common stock                      1,345,000               --
------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                   5,831,000           28,000
------------------------------------------------------------------------------------------
NET INCREASE (DECREASE)  IN CASH                                    5,000          (64,000)
Cash at beginning of year                                          77,000          181,000
------------------------------------------------------------------------------------------
CASH AT  END OF PERIOD                                      $      82,000    $     117,000


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid during the period for:
         Interest                                           $     146,000    $      21,000
         Income taxes                                               1,000            1,000


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1  -  BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - ACQUISITIONS

On April 6, 1988, the Company acquired the business of Production Services-Atlanta, Inc. ("PSA") for a total consideration of $2.1 million consisting of (i) $1 million cash at closing, (ii) a $500,000 promissory note due in three years, interest payable quarterly at 8%, and (iii) 600,000 shares of Company common stock, at an agreed upon value of $1 per share. The promissory note is secured by a lien on the acquired assets, subordinate to the lien of the Company's primary lender. The $1 million cash at closing, together with $250,000 in working capital, was funded by Foothill Capital Corporation ("Foothill"). The Foothill loan fully amortizes over sixty months, with interest payable monthly at the reference rate plus 2%. The Foothill loan is collateralized by all the assets of PSA.

On May 27, 1998, the Company acquired all the stock of Fluid Images, Inc., ("Fluid Images") an Oregon corporation, including all assets of Fluid Images, the name "Akela Cranes", but excluding all liabilities except certain accounts payable and debt of Fluid Images, for a purchase price of $2.5 million. Immediately upon acquisition, Fluid Images was liquidated and its assets and liabilities were assumed by the Company. The consideration consisted of (i) $1 million cash at closing, (ii) a $750,000 promissory note with $250,000 annual principal reductions, interest only payable quarterly at 10%, and (iii) 750,000 shares of the Company's common stock, at an agreed upon value of $1 per share. The promissory note is unsecured. The $1 million cash at closing was funded by Foothill. The Foothill loan fully amortizes over sixty months, with interest payable monthly at the reference rate plus 2%. The Foothill loan is collateralized by all the acquired assets.

The pro forma unaudited results of operations for the six months ended June 30, 1998 and 1997,

                      CAMERA PLATFORMS INTERNATIONAL, INC.

assuming consummations of the purchases as of January 1, 1997, are as follows:


                                                            Six months ended June 30,
                                                        ---------------------------------
                                                            1998                1997
                                                        --------------      -------------

Net revenue.........................................    $   2,181,000       $   2,952,392
Net income (loss)...................................       (1,582,000)           (667,410)
Net loss per share..................................             (.12)               (.05)


NOTE 3  -   INVENTORIES

                                                           June 30,          December 31,
                                                            1998                1997
                                                        -------------       -------------
Raw materials ......                                    $          --       $          --
Work in process ....................................          602,000             185,000
Finished goods .....................................          749,000             137,000
                                                        -------------       -------------
                                                        $   1,351,000       $     322,000
                                                        =============       =============


NOTE 4  -  PROPERTY AND EQUIPMENT


                                                           June 30,          December 31,
                                                            1998                1997
                                                        -------------       -------------
Rental equipment ...................................    $   8,317,000       $   4,930,000
Machinery and equipment ............................          373,000             350,000
Leasehold improvements .............................           71,000              60,000
Furniture and fixtures .............................          137,000              62,000
Automobiles and trucks .............................          143,000              57,000
                                                        -------------       -------------
                                                            9,041,000           5,459,000

Less accumulated depreciation and amortization .....        3,785,000           3,471,000
Less rental asset valuation allowance ..............          542,000             542,000
                                                        -------------       -------------
                                                        $   4,714,000       $   1,446,000
                                                        =============       =============


Accumulated depreciation and amortization pertaining to rental equipment amounted to $3,233,000 in 1998 and $3,065,000 in 1997.

NOTE 5  -  LONG TERM DEBT

The Company has a $2,500,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of (1) $1,250,000 term loan, (2) $750,000 revolving line of credit and (3) $500,000 finished goods inventory line of credit, with interest at reference rate plus 2% (effective rate of 10.5% at June 30 ,1998), maturing January 15, 2000. The term loan requires monthly principal reductions of $25,000. Outstanding balances at June 30, 1998 totaled $950,000, $747,500 and $267,875 under the term loan, revolving credit facility and finished goods inventory line, respectively.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

As part of the purchase of PSA and Fluid Images, Inc. (Note 2), Foothill provided $2.25 million in funding, amortizing over sixty months, with interest at reference rate plus 2% (effective rate of 10.5% at June 30, 1998). The outstanding balance at June 30, 1998 was $2,191,668.

All the Foothill loans are cross-collateralized and are secured by substantially all of the assets of the Company.

The Company is financing its remaining obligation on its purchase of the worldwide rights to the "Enlouva" patents and trademark over thirty-five equal monthly installments of $1,000, including interest at 10%. The note matures December, 1999.

The Company has two promissory notes due to former shareholders of acquired companies (see Note 2) totaling $1,250,000.

The Company has a $250,000 unsecured obligation to the former majority shareholder of the Company, bearing interest at the Bank of Boston reference rate (8.5% at June 30, 1998) which was due and payable together with accrued interest thereon on April 11, 1998. Discussions have been initiated concerning extensions and accommodations under the note.

In January, 1998 the Company financed the purchase of Third Encore by its wholly owned subsidiary, Shotmaker Sound, Inc., with a $150,000 convertible promissory note, interest payable monthly at reference rate plus 2% (10.5% at June 30, 1998), with principal due January, 1999. The principal amount of the note is convertible into up to 600,000 share of the Company's common stock upon fifteen days prior written notice.


NOTE 6 - CONTINGENCIES

Purchase Commitments

In 1993, the Company entered into a five-year distribution agreement with Panther GmbH. This agreement may be extended in one year increments to a total of eight years if certain conditions are met at the end of the distribution term and subsequent annual extension periods. Pursuant to the agreement, the Company has been granted exclusive distribution rights for all Panther products in North America. The distribution agreement has certain minimum purchase requirements. The minimum purchase commitment for the year ending July 31, 1998 is DM 1,200,000 ($706,000). The original agreement expired July 31, 1998; the Company has notified Panther GmbH of its desire the extend the agreement.

NOTE 7 - INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At June 30, 1998, the Company had net operating loss carry forwards of approximately $23

                      CAMERA PLATFORMS INTERNATIONAL, INC.

million for federal tax purposes, which expire from 2000 to 2012. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years is subject to significant annual limitations. The Company has California net operating loss carry forwards of approximately $4 million for tax purposes, which expire from 1998 to 2002. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities. At June 30, 1998, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


LIQUIDITY AND CAPITAL RESOURCES

In October, 1997, the Company obtained a $2.5 million credit facility from Foothill Capital Corporation consisting of a $1,250,000 term loan, a $750,000 revolving line of credit and a $500,000 inventory equipment line of credit. The loan matures in January, 2000. Subsequently, Foothill provided financing for the acquisitions of Production Services-Atlanta and Fluid Images, Inc., totaling $2.25 million. The loans require monthly principal reductions in the amount of $62,500, together with monthly interest payments, all of which were current at June 30, 1998.

The Company believes that working capital will be impaired unless the Company realizes a significant improvement in sales in the third quarter. Management believes this is likely given the imminent introduction of the Shotmaker Blue Dollies.

RESULTS OF OPERATIONS

The following analysis compares the three months ended June 30, 1998, with the three months ended June 30, 1997, and the six months ended June 30, 1998, with the six months ended June 30, 1997.

The Company's revenues for the second quarter and first six months of 1998 decreased by 15% and 34%, respectively, as compared with the corresponding periods of the prior year. Second quarter sales revenues decreased by 51% over the comparative period of 1997. Year-to-date sales revenues decreased by 71%. The decrease in sales was attributable primarily to the Company's decision to discontinue selling Scorpio remote heads, which accounted for $406,000 in sales during the first six months of 1997, together with lower demand for the Panther Pegasus crane, whose sales decreased from $360,000 in the first two quarters of 1997 to $68,000 in the corresponding period of 1998. International customers accounted for 70% of sales for the second quarter, as compared with 45% in the second quarter of 1997. Year-to-date, international customers accounted for 68% of sales, as compared with 66% in the corresponding period of 1997.

The Company's camera car rental revenues decreased by 46% compared with the same quarter of 1997, while dolly and crane rental revenues in California increased by 10%. Year to date, camera car revenues decreased by 32%, while dolly and crane rentals decreased by 17%. Total rental revenues for the second quarter increased by 32% over the same quarter of 1997 due to revenues from the Atlanta/Nashville operation and the acquisition of the Akela cranes in late May, 1998.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

Gross margin on sales decreased from 36% in the second quarter of 1997 to 24% in the current quarter. Year-to-date sales gross margins decreased from 34% in 1997 to 28% in 1998. The lower margins in the current year are due primarily to low margins on the first group of Shotmaker Blue Dollies, which were imported at a high per unit cost. Rental gross margins decreased from 14% in the second quarter of 1997 to -38% in the current quarter. Year-to-date rental gross margins decreased from 11% to -28%. The decreases in gross margin are due to lower revenues in the California rental operation, increased expenses in the dolly and crane department in California, and substantial rental losses associated with the Atlanta, Nashville and New York operations.

Selling, general and administrative expense for the second quarter increased by approximately 27% over 1997. Year-to-date, the increase was 44%. The increase was attributable to increased advertising, depreciation, insurance, payroll, and repairs and maintenance. Travel expenses increased by $26,000, or 224% year to date, associated with the Company's negotiations and acquisitions in New York, Atlanta, Nashville and Oregon.

Interest expense increased by 310% from the second quarter of 1997, and 380% year-to-date over 1997. The increase reflects the Company's use of debt financing to acquire PSA Atlanta/Nashville and Fluid Images, Inc., as well as the increased debt used to finance operating losses.

The Company's net loss increased $578,000 (503%) in the second quarter, and $1,020,000 (602%) year-to-date. The net loss per share for the quarter increased from $0.02 to $0.05, and the net loss per share for the six months increased from $0.02 to $0.09.

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.

        PART II - OTHER INFORMATION

Items 1, 2, 3 and 5

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K.

The Company filed a report on Form 8-Ka, dated May 17, 1998, which amended a previous report on Form 8-K dated March 17, 1998, which disclosed the purchase of the business assets of Production Services-Atlanta. The amended form 8-Ka was filed to provide historical audited financial information on the acquired entity, and certain pro forma financial information, as required.

The Company filed a report on Form 8-K, dated June 11, 1998, disclosing its agreement to buy Fluid Images, Inc., an Oregon Corporation. No financial statements were included in the filing. The Company filed a report on Form 8-K, dated June 23, 1998 disclosing an action without meeting by the majority shareholder of the Company, Shotmaker Acquisition Corp, and the subsequent termination of the President and Chief Operating Officer of the Company.

The Company filed a report on Form 8-Ka, dated August 11, 1998, which amended a previous report filed on Form 8-K dated June 11, 1998, which disclosed the purchase of Fluid Images, Inc. The amended form 8-Ka was filed to provide historical audited financial information on the acquired entity, and certain pro forma financial information, as required.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CAMERA PLATFORMS INTERNATIONAL, INC.

                              /s/         TREVOR BARKER
                              ---------------------------------------------
Date:   August 14, 1998       Trevor Barker
                              Chief Operating Officer

                              /s/         RONALD J. RIDDLE
                              ---------------------------------------------
Date:   August 14, 1998       Ronald J. Riddle
                              Chief Financial Officer