Form 10-Q
period 1998-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 1998-11-13
CIK 775714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark one]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 1998

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

                                 (818) 623-1700
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1998.

               Common Stock $.0005 par value              13,768,228
               -----------------------------            --------------
                        (Class)                        (Number of shares)

                      CAMERA PLATFORMS INTERNATIONAL, INC.


                                      INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I.   FINANCIAL INFORMATION:

         Item 1.      Financial Statements:

                      Condensed Consolidated Statement of Financial Position
                          at September 30, 1998, and December 31, 1997                                   3

                      Condensed Consolidated Statement of Operations for the
                          Three Months ended September 30, 1998 and 1997, and
                          the Nine Months ended September 30, 1998 and 1997                              4

                      Condensed Consolidated Statement of Cash Flows for the
                          Nine Months ended September 30, 1998 and 1997                                  5

                      Notes to Condensed Consolidated Unaudited Financial
                          Statements                                                                     6

         Item 2.      Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                            10


PART II.   OTHER INFORMATION                                                                             12


         Item 1.         Legal Proceedings                                                               12

                         Signature Page                                                                  13

                      CAMERA PLATFORMS INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                   (Unaudited)

                                                                                  SEPTEMBER 30,          December 31,
                                                                                      1998                   1997
                                                                                  ------------           ------------
                                     ASSETS
CURRENT ASSETS
    Cash                                                                          $     41,000           $     77,000
    Accounts receivable, less allowance for doubtful accounts
      of $47,000 in 1998 and $46,000 in 1997                                           331,000                177,000
    Current maturities of net investment in sales-type lease
      and installment sale                                                              42,000                 42,000
    Inventories                                                                      1,583,000                322,000
    Prepaid expenses                                                                    97,000                 98,000
                                                                                  ------------           ------------
           TOTAL CURRENT ASSETS                                                      2,094,000                716,000

Property and equipment, net of accumulated depreciation
  and a $542,000 rental asset valuation allowance                                    4,465,000              1,446,000
Net investment in sales-type lease and installment sale,
  net of current maturities                                                             59,000                 90,000
Goodwill, net of accumulated amortization                                              967,000                     --
Deposits and other  noncurrent assets                                                   89,000                246,000
                                                                                  ------------           ------------
                                                                                  $  7,674,000           $  2,498,000



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $  1,135,000           $    478,000
    Current portion of long-term debt                                                1,757,000                560,000
Customer deposits                                                                       24,000                 31,000
    Deferred Revenue                                                                    29,000                 12,000
    Other current liabilities                                                          114,000                 52,000
                                                                                  ------------           ------------
           TOTAL CURRENT LIABILITIES                                                 3,059,000              1,133,000

Long-term debt, net of current maturities                                            4,551,000                811,000

SHAREHOLDERS' EQUITY
    Common stock -- $.0005 par value; 15,000,000 shares authorized; shares
      issued and outstanding: 13,768,228 in 1998 and 12,418,228 and 1997                 7,000                  6,000
    Additional paid-in capital                                                      24,141,000             22,792,000
    Accumulated deficit                                                            (24,084,000)           (22,244,000)
                                                                                  ------------           ------------

           TOTAL SHAREHOLDERS' EQUITY                                                   64,000                554,000
                                                                                  ------------           ------------
                                                                                  $  7,674,000           $  2,498,000



     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                  Three months ended                      Nine months ended
                                                     September 30,                          September 30,
                                               1998                1997                1998                1997
                                           ------------        ------------        ------------        ------------
REVENUES

Sales                                      $    159,000        $    309,000        $    503,000        $  1,486,000
Rentals                                         671,000             495,000           1,987,000           1,308,000
                                           ------------        ------------        ------------        ------------

                                                830,000             804,000           2,490,000           2,794,000
                                           ------------        ------------        ------------        ------------

EXPENSES

Cost of sales                                    58,000             188,000             306,000             967,000
Cost of rentals                                 866,000             408,000           2,297,000           1,128,000
Selling, general and administrative             380,000             189,000           1,425,000             986,000
Interest                                        184,000              15,000             334,000              47,000
                                           ------------        ------------        ------------        ------------

                                              1,488,000             800,000           4,362,000           3,128,000
                                           ------------        ------------        ------------        ------------

Operating (loss)                               (658,000)              4,000          (1,872,000)           (334,000)
Foreign currency exchange income                  4,000              17,000               4,000              40,000
Other income (expense)                           (2.000)            (11,000)             28,000              40,000
                                           ------------        ------------        ------------        ------------

NET INCOME (LOSS)                          $   (656,000)       $     10,000        $ (1,840,000)       $   (254,000)
                                           ============        ============        ============        ============



NET INCOME (LOSS)
  PER SHARE OF COMMON STOCK                $      (0.05)       $       0.01        $      (0.14)       $      (0.02)
                                           ============        ============        ============        ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         13,768,228          12,418,228          13,009,895          12,418,228
                                           ============        ============        ============        ============

                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


Nine months ended                                           SEPTEMBER 30, 1998     September 30, 1997
-----------------                                           ------------------     ------------------
OPERATING ACTIVITIES
    Net loss                                                    $(1,840,000)          $  (254,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
           Depreciation and amortization                            604,000               305,000
           Gain on sale of equipment                                     --              (174,000)
           Provision (credit) for doubtful accounts                      --               (26,000)
           Changes in assets and liabilities:
                 Accounts receivable                               (154,000)              (14,000)
                 Inventories                                     (1,261,000)               11,000
                 Prepaid expenses                                    (1,000)              (16,000)
                 Deposits and noncurrent assets                     222,000                78,000
                 Accounts payable and accrued expenses              657,000               122,000
                 Other current liabilities                           72,000               (75,000)
                                                                -----------           -----------
    NET CASH USED IN OPERATING ACTIVITIES                        (1,701,000)              (43,000)
                                                                -----------           -----------
INVESTING ACTIVITIES
    Purchases of property and equipment                          (3,663,000)             (673,000)
    Proceeds from sale of equipment                                  81,000               376,000
    Purchases of goodwill and covenant not to compete            (1,040,000)                   --
                                                                -----------           -----------
    NET CASH (USED IN) INVESTING ACTIVITIES                      (4,622,000)             (297,000)
                                                                -----------           -----------
FINANCING ACTIVITIES
    Proceeds from borrowings of short-term debt                     585,000               330,000
    Principal payments on short term debt                           (12,000)             (153,000)
    Proceeds on borrowing of long-term debt                       5,215,000                    --
    Principal payments on long-term debt                           (851,000)                   --
    Proceeds from issuance of common stock                        1,350,000                    --
                                                                -----------           -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                     6,287,000               177,000
                                                                -----------           -----------

NET (DECREASE) IN CASH                                              (36,000)             (163,000)
CASH AT BEGINNING OF YEAR                                            77,000               181,000
CASH AT END OF PERIOD                                           $    41,000           $    18,000
                                                                ===========           ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the period for:
           Interest                                             $   325,000           $    31,000
           Income taxes                                               1,000                 1,000
                                                                ===========           ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE 2 - PR0 FORMA RESULTS OF OPERATIONS

On April 6, 1998, the Company acquired the business of Production
Services-Atlanta, Inc. ("PSA"). The Company ceased operations in Atlanta and Nashville in September (see Note 10 - Subsequent Events).

On May 27, 1998, the Company acquired all the stock of Fluid Images, Inc. ("Akela").

The following presents pro forma unaudited results of operations for the nine months ended September 30, 1998 and 1997, assuming consummations of these purchases as of January 1, 1997.


                                   Nine months ended
                            September 30,       September 30,
                                1998                1997
                                ----                ----
Net revenue .............    3,012,000            4,237,000
Net (loss) ..............   (2,238,000)            (855,000)
Net loss per share ......         (.16)                (.06)



NOTE 3 - INVENTORIES

                        September 30,       December 31,
                            1998                1997
                         ----------          ----------
Raw materials ......     $       --          $       --

                      CAMERA PLATFORMS INTERNATIONAL, INC.

Work in process ..................................             765,000             185,000
Finished goods ...................................             818,000          $  137,000
                                                            ----------          ----------
                                                            $1,583,000          $  322,000
                                                            ==========          ==========

NOTE 4 - PROPERTY AND EQUIPMENT

                                                           September 30,       December 31,
                                                               1998                1997
                                                            ----------          ----------
Rental equipment .................................          $8,358,000          $5,098,000
Machinery and equipment ..........................             396,000             325,000
Leasehold improvements ...........................              73,000              57,000
Furniture and fixtures ...........................              93,000              62,000
Automobiles and trucks ...........................             143,000              57,000
Construction in progress .........................                  --              23,000
                                                            ----------          ----------
                                                            $9,063,000           5,459,000
    Less accumulated depreciation and amortization           4,056,000           3,393,000
Less rental asset valuation allowance ............             542,000             542,000
                                                            ----------          ----------
                                                            $4,465,000          $1,664,000

Accumulated depreciation and amortization pertaining to rental equipment amounted to $3,587,000 in 1998 and $3,065,000 in 1997.


NOTE 5 - LONG-TERM DEBT

The Company has a $2,500,000 credit facility with Foothill Capital Corporation ("Foothill"), consisting of (1) $1,250,000 term loan, (2) $750,000 revolving line of credit and (3) $500,000 finished goods inventory line of credit, with interest at reference rate plus 2% (effective rate of 10.5% at June 30 ,1998), maturing January 15, 2000. The term loan requires monthly principal reductions of $25,000. Outstanding balances at September 30, 1998 totaled $918,000, $734,500 and $423,516 under the term loan, revolving credit facility and finished goods inventory line, respectively.

As part of the purchase of PSA and Akela (completed in April and June 1998, respectively), Foothill provided $2.25 million in funding, amortizing over sixty months, with interest at reference rate plus 2% (effective rate of 10.5% at September 30, 1998). The outstanding balance at September 30, 1998 was $2,144,000.

All the Foothill loans are cross-collateralized and are secured by substantially all of the assets of the Company.

The Company is financing its remaining obligation on its purchase of the worldwide rights to the "Enlouva" patents and trademark over thirty-five equal monthly installments of $1,000, including

                      CAMERA PLATFORMS INTERNATIONAL, INC.

interest at 10%. The note matures December, 1999.

The Company is obligated under a promissory note due to the former shareholders of PSA of $500,000, bearing interest at 8% payable quarterly, principal all due and payable April, 2001. The note is secured by a subordinate lien on the purchased assets.

The Company is obligated under a promissory note due to the former shareholders of Fluid Images, Inc. of $750,000, bearing interest at 10%, interest payable quarterly, with annual principal payments of $250,000. The note is unsecured.

The Company has a $250,000 unsecured obligation to the former majority shareholder of the Company, bearing interest at the Bank of Boston reference rate (8.5% at September 30, 1998) which was due and payable together with accrued interest thereon on April 11, 1998. Demand has been made on the note, and discussions have been initiated concerning extensions and accommodations.

In January, 1998 the Company financed the purchase of Third Encore by its wholly owned subsidiary, Shotmaker Sound, Inc., with a $150,000 convertible promissory note, interest payable monthly at reference rate plus 2% (10.5% at September 30, 1998), with principal due January, 1999. The principal amount of the note is convertible into up to 600,000 share of the Company's common stock upon fifteen days prior written notice. The holder of the note has asserted a default and demanded payment in full. The Company believes the default was cured, and is negotiating with the noteholder.


NOTE 6 - RELATED PARTY TRANSACTIONS

Beginning in September, 1998, a principal shareholder of the Company agreed to provide sufficient funding (approximately $200,000) to VA Industries, the manufacturer of the Company's new hydraulic dolly, to complete the first production run of twelve dollies. In addition, the shareholder has provided funds to the Company for working capital purposes. The VA Industries loan is being administered by the Company, and is secured by the construction in process of the dollies at VA Industries and by a pledge of the shares Shotmaker Sound, Inc., the Company's wholly owned subsidiary.


NOTE 7 - CONTINGENCIES

Purchase Commitments
In 1993, the Company entered into a five-year distribution agreement with Panther GmbH. This agreement may be extended annually for up to eight years if certain conditions are met at the end of the distribution term and subsequent annual extension periods. The first extension of this agreement has been exercised by the Company, and negotiations with Panther regarding the extension are underway. Pursuant to the agreement, the Company has been granted exclusive

                      CAMERA PLATFORMS INTERNATIONAL, INC.

distribution rights for all Panther products in North and South America. The distribution agreement has certain minimum purchase requirements. The Company has met it minimum requirements under the agreement.


NOTE 8 - INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse. At September 30, 1998, the Company has federal net operating loss carry forwards of approximately $23 million for tax purposes, which expire from 2000 to 2011. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years is subject to significant annual limitations. The Company has California net operating loss carry forwards of approximately $7 million for tax purposes, which expire from 1997 to 2001. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities. At September 30, 1998, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.


NOTE 9 -  SUBSEQUENT EVENTS

On November 10 and 11, 1998 the Company and Foothill held an auction of substantially all of the equipment which had been acquired from PSA in May, 1998. The Company was advanced $300,000 by the auctioneers against proceeds from the sale. Preliminary auction figures indicate that the auction will net sufficient funds to repay Foothill's lien, and pay the auctioneer's fees and expenses, including the advance.

Based on these preliminary results, the Company expects to record a $450,000 loss on disposition of the assets in the fourth quarter.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES

         In October, 1997, the Company obtained a $2.5 million credit facility from Foothill Capital Corporation consisting of a $1,250,000 term loan, a $750,000 revolving line of credit and a $500,000 inventory equipment line of credit. The loan matures in January, 2000. Subsequently, Foothill provided financing for the acquisitions of Production Services-Atlanta ("PSA") and Fluid Images, Inc.("Akela"), totaling $2.25 million. The loans require monthly principal reductions in the amount of $62,500, together with monthly interest payments. By agreement with Foothill Capital, certain principal and interest payments were not current at September 30, 1998.

         The Company believes that working capital and continued operations will be impaired unless the Company realizes a significant improvement in sales and rentals in the fourth quarter.

RESULTS OF OPERATIONS

         The following analysis compares the three months ended September 30, 1998, with the three months ended September 30, 1997, and the nine months ended September 30, 1998, with the nine months ended September 30, 1997.

Third quarter 1998 results compared with third quarter 1997

         The Company's revenue for the third quarter decreased by 3% compared with the same period of 1997. However, excluding rental revenues associated with the Atlanta/Nashville operation (since closed), the Akela crane rentals, and Shotmaker Sound (Third Encore), revenues decreased 44%. Dolly, crane and accessory rentals were down 42% compared with the same period last year, while camera car rentals decreased by 39%.

         Dolly, crane and accessory sales revenues decreased 48% from $309,000 to $159,000, while the gross margin on sales increased to 63% in the third quarter of 1998 from 39% in the same period of 1997.

         The gross margin decreased from $85,000 in 1997 to $(195,000) in 1998, due to a combination of lower revenues on rentals of camera cars, dollies and cranes in the North Hollywood operation, and the increased costs associated with the operations in Nashville/Atlanta and New York (both since closed) and the Akela crane, relative to their revenue contributions.

         Selling and general and administrative expenses increased approximately 100% over the

                      CAMERA PLATFORMS INTERNATIONAL, INC.

same quarter of 1997. The increase was primarily due to the effect in the third quarter of 1997 of a credit to legal expenses associated with recognizing the contribution of Cinemeccanica Italiana, Srl., and offsetting previously recognized legal expenses associated with the Company's successful defense of a patent infringement suit brought against Cinemeccanica by Leonard Studio Equipment Inc. and defended by the Company.

         The Company continued to experience foreign currency exchange gains because of the strength of the U.S. Dollar against European currencies.

         The net loss for the quarter was $650,000 compared with income of $10,000 for the same period of 1997.

Nine months ended September 30, 1998 compared with nine months ended September 30, 1997

         The Company's year-to-date revenues were 10% lower than 1997. Excluding the revenues of Atlanta/Nashville, New York, Akela, and Shotmaker Sound, however, revenues decreased by 46%. Year-to-date sales of dollies, cranes and accessories decreased $977,000, or 66%. Camera car rental revenues decreased $268,000, or 34%. North Hollywood dolly and crane rentals decreased 5% year-to-date.

          Cost of camera car rentals increased from 68% of revenues in 1997 to 101% of revenues in 1998, because of the fixed nature of departmental costs and the significantly lower revenue base. Cost of sales of dolly and cranes rentals in North Hollywood decreased from 116% of revenues in 1997 to 108% in 1997. Departmental expenses were down 13%.

         Year-to-date, Atlanta/Nashville, New York and Akela had rental expenses of $960,000 on revenues of $491,000.

         Selling expenses were $27,000 lower than the same period in 1997. General and administrative expenses increased by $448,000. Advertising, depreciation, insurance, legal and accounting, payroll, and travel expenses increased across the board.

         Interest expense increased from 47,000 in 1997 to $335,000 in 1998, due to the debt incurred in the acquisitions of PSA and Fluid Images, as well as the increased debt the Company has incurred to fund ongoing operational losses.

         The year-to-date net loss of $1,840,000 well exceeds the $156,000 loss experienced by the Company for the first nine months of 1997.

International Sales

         International sales are not a material component of the Company's total revenues.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

Inflation

         Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in the next twelve months.


PART II - OTHER INFORMATION


Item 1.  Litigation.

         As previously reported, the Company prevailed on July 10, 1997 in an action brought by Leonard Studio Equipment, Inc. (manufacturers of the Chapman dolly line) against Cinemeccanica Italiana, Srl., designers of the Company's ?Blue? line of dollies. Leonard Studio Equipment, Inc. filed an appeal in the matter. On October 19, 1998, the Company learned that the appeal by Leonard Studio Equipment was unsuccessful.

         On July 2, 1997, the platform of a Panther Pegasus crane which had been leased by the Company to Mighty Joe Young Productions, Inc. (?MJY?) fell, injuring the two operators who were on the platform. The Company's insurance carrier has assumed the defense of the matter, which is in the preliminary stages of litigation. The Company is vigorously defending against the claims, and believes that the cause of the accident was due to operator error. In addition to its own insurance policies, the Company is an additional named insured on the policies of MJY with respect to the lease of the crane. Management believes that exposure, if any, is fully covered by insurance.

Item 6.  Exhibits and Reports on Form 8-K.

         The Company filed a report on Form 8-K dated June 11, 1998, disclosing the purchase of Fluid Images, Inc. and its subsequent liquidation into the Company. The report included no audited financial statements as required.

         The Company filed a report on Form 8-K/A dated August 11, 1998 to amend the report dated June 11, 1998 by providing two years audited financial statements as required.

         The Company filed a report on Form 8-K dated June 23, 1998, disclosing the action without meeting of the majority shareholder to reduce and subsequently reappoint the Board of Directors of the Company.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CAMERA PLATFORMS INTERNATIONAL, INC.

                                               /s/  WILLIAM O. FLEISCHMAN
                                            ------------------------------------
Date:   November 12, 1998                   William O. Fleischman
                                            Chief Executive Officer

                                               /s/  RONALD J. RIDDLE
                                            ------------------------------------
Date:   November 12, 1998                   Ronald J. Riddle
                                            Chief Financial Officer