Form 10-K405
period 1998-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 1999-04-15
CIK 775714

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                              OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [ X ] NO [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant on April 15, 1999 was $3,011,800 (based on the average bid and asked price of Common Stock in the over-the-counter market on that date).

        13,768,228 shares of registrant's Common Stock, $.0005 par value, were outstanding on April 15, 1999.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                    CONTENTS

                                                                                     Page
                                                                                     ----
PART I

        Item 1.       BUSINESS....................................................     3

        Item 2.       PROPERTIES..................................................     8

        Item 3.       LEGAL PROCEEDINGS...........................................     8

        Item 4.       SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS............................................     9

PART II

        Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS.............................     9

        Item 6.       SELECTED CONSOLIDATED FINANCIAL DATA........................    10

        Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS..................................................    12

        Item 8.       CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS AND
                      SUPPLEMENTARY DATA..........................................    16

        Item 9.       CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
                      DISCLOSURES.................................................    36

PART III

        Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      REGISTRANT..................................................    37

        Item 11.      EXECUTIVE COMPENSATION......................................    38

        Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT..............................................    39

        Item 13.      CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS................................................    41

PART IV

        Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K.....................................    42

                      CAMERA PLATFORMS INTERNATIONAL, INC.

PART I

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

        On January 1, 1998, the Company's wholly owned subsidiary, Shotmaker Sound, Inc. ("Sound"), completed the purchase of the assets and business of Third Encore ("3E"), a company which provides rehearsal studio, storage and cartage services to recording artists. On February 1, 1999, Sound sold the assets and business of 3E to an independent third party, and was released from the real estate lease obligations associated with the business. On April 2, 1999, Sound filed for bankruptcy protection under Chapter 7 of the bankruptcy code. Sound has substantially no assets.

        On April 6, 1998, the Company acquired the business of Production Services-Atlanta, Inc., operating grip and lighting rental operations in Atlanta, Georgia and Nashville, Tennessee. Operations were closed in October, 1998, and the assets sold at auction in November, 1998.

        On May 27, 1998, the Company acquired all the stock of Fluid Images, Inc., ("Fluid Images") an Oregon corporation, including all assets of Fluid Images and the name "Akela Cranes". Immediately upon acquisition, Fluid Images was liquidated and its assets and liabilities were assumed by the Company.

        Shotmaker equipment has been used to film many of the top recent U.S. movies. A partial list includes TITANIC, LETHAL WEAPON IV, YOU'VE GOT MAIL, THE WEDDING SINGER, MEET JOE BLACK and WILD, WILD WEST. In addition, a number of prime time television programs and series use Shotmaker equipment such as E.R., BAYWATCH, NASH BRIDGES, ALLY McBEAL, DREW CAREY, THE PRACTICE, and WHEEL OF FORTUNE.

FORM AND ORGANIZATION

        The Company is incorporated under the laws of the State of Delaware. As of December 31, 1998, the Company had two wholly owned subsidiaries. Shotmaker Dollies, Inc. ("SDI") was incorporated under the laws of the State of California on March 7, 1997. Another wholly owned subsidiary, Shotmaker Sound, Inc. was incorporated under the laws of the State of California on August 22, 1997.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


PRODUCTS

        The Shotmaker Camera Car fleet currently consists of 15 camera cars, which include five Shotmaker "Elites", three Shotmaker "Premiers", six Shotmaker "Classics" and one Shotmaker "Standard". All the camera cars are based at the Company's headquarters and rented throughout the Western United States except one car operating under a split rental agreement in New York City.

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

        The Shotmaker Classic. Each Classic built by the Company has an auxiliary camera platform which can be mounted on the front or sides of the Classic. These cars do not have a built-in crane arm, but a standard portable crane can be used on each vehicle. The Classic has three axles and air suspension for a smooth and steady ride. As of December 31, 1998 all of the Classics have been modified with independent 70-200 amp AC/DC generators. The Classic has a self-leveling suspension system which provides added stability. The Classic weighs approximately 11,000 lbs and is approximately 22 feet in length.

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.


Shotmaker Dollies, Cranes and Accessories

        Major items of equipment in the Dollies and Cranes rental fleet include:
26 dollies (13 Super Panthers and 6 Mini Panthers); 13 Pegasus cranes; 11 jib arms (9 super Jibs and 2 Mini Jibs); 7 Akela cranes; 4 Enlouva cranes; 6 Shotmaker Blue dollies (4 Falcons and 2 Eagles); approximately 2,000 feet of Precision track; and approximately 650 feet of tubular track. The Company is aggressively looking for new products to add to its inventory or rental fleet.

        Shotmaker Blue Dollies. During 1998, the Company began manufacturing of the first model of three Shotmaker Blue Dollies, the Falcon. These dollies are hydraulic, rather than electronic like the Panther dollies, and are particularly well suited to the U.S. market. In management's view, these new dollies represent a significant improvement over any other hydraulic dollies currently available in the United States. The new Shotmaker dollies have a number of significant competitive advantages including greater stability and a stronger hoist mechanism with the capability of lifting two camera operators. The Company delivered the first of its manufactured dollies in March, 1999.

        Akela Cranes. In May 1998, the Company acquired Fluid Images, Inc, the designer, manufacturer and renter of Akela cranes. Akela cranes are the longest and highest cranes available. The Akela comes in three versions: Akela Plus (97' length), Akela Sr. (57' to 84') and Akela Jr. (41' to 62'). The Akela offers the versatility of going from ground level to six stories high in a single move, and substitutes for many helicopter shots. As of April 15, 1999, the Company had seven Akela cranes in its rental inventory.

        Enlouva Cranes. In late 1996, the Company acquired exclusive worldwide rights to manufacture, lease and sell Enlouva cranes. Enlouova cranes are used for shots with remote heads which allow for cameras to be controlled by an operator on the ground. The Enlouva crane is a streamlined, compact crane that incorporates a number of revolutionary design features. Manufactured from aircraft quality aluminum, it is extremely lightweight, completely modular, and can be assembled by two people in less than 15 minutes without tools. It is highly stable and has a maximum lens height of over 26 feet. With a minimum overhead clearance of less than seven feet, the unit can be used in areas inaccessible to other cranes. It supports all 35mm, 16mm and video cameras, and can be used in combination with most dolly and track systems, camera cars, boats and trains. A small number of Enlouva III's are currently available for rent through the Company's competitors or individual camera operators or grips. The Enlouva IV incorporates a number of design improvements including a lighter fulcrum, improved brakes, a smaller profile and an easier transport system. The Company has completed the manufacturing of thirteen of these new generation of cranes. As of April 15, 1999, the Company had four Enlouva IV cranes in its rental fleet.

        Panther Equipment. Panther's Pegasus Crane is the first fully convertible camera crane that is lightweight, remarkably stable, and capable of being assembled without tools. The Pegasus

                      CAMERA PLATFORMS INTERNATIONAL, INC.



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

        A significant portion of the Company's Panther equipment was upgraded during 1997. The Company has converted all of its Super Panther II dollies to Super Panther IIIs by retrofitting the dollies with more advanced electronic components. As a result, all these dollies can now be controlled remotely. All the Company's Pegasus I and II cranes can now be converted to Pegasus III cranes, with the result that all the Company's cranes can be extended further or ridden by camera operators. Partly as a result of the research and development conducted by the Company, Panther is expected to introduce a "crab-to-steer" modification kit that will allow Panther dollies to automatically change from standard 2-wheel steering to 4-wheel crab steering while the dolly is in use. This kit is expected to enhance the marketability of the Panther dollies in the United States.

        Dolly track. The Company is a distributor and sales representative in the United States, Central America and South America for Precision I-Beam. Precision I-Beam Track is based on a revolutionary design innovation in dolly and crane track which provides dollies and cranes with a much smoother and more stable ride than the industry standard tubular track. Precision Track's extruded aluminum construction makes it lightweight and easily transportable. The Company is also a manufacturer and distributor of "Cadillac" track under an agreement with its owner. The agreement also provides for split rentals once the Company has been reimbursed for its cost of manufacturing. "Cadillac" track is only three inches high instead of the standard four inches,

                      CAMERA PLATFORMS INTERNATIONAL, INC.




which allows use by both cranes and dollies without changing track or components. In addition, "Cadillac" track is both strong and very light weight.

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

        Employees. The Company had approximately 20 employees at December 31, 1998. The Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



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

ITEM 3. LEGAL PROCEEDINGS

        Peterman v Camera Platforms International. Inc., De La Motte v Camera Platforms International, Inc.. In July 1997, a production company was involved in an accident whereby a Pegasus crane system which it rented from the Company collapsed due to operator error, injuring two of its crew members. Those crew members are suing the Company for negligence. The Company has since filed a cross complaint against the production company for operator error. Based upon the advice of outside counsel, the management believes the Company has no exposure that is not covered by applicable insurance.

        Johnson v Camera Platforms International, Inc. The former shareholders of Fluid Images Inc., holders of a $750,000 unsecured obligation filed notice on February 1, 1999 with the American Arbitration Association requesting a binding arbitration hearing. The Company is in default under certain provisions of the note, and Johnson has demanded payment in full pursuant to an acceleration provision in the note. The Company has commenced negotiations to settle the matter by restructuring the debt.

        Traba v Camera Platforms International, Inc. On February 17, 1999, Traba, the holder of a past due $150,000 unsecured obligation filed suit in Federal Court in Chicago demanding payment in full, together with unpaid interest and attorney's fees. The Company claims offsets against Traba.

        JMYC v Camera Platforms International, Inc. On January 26, 1999, JMYC, former shareholders of PSA (Notes 6 and 7), filed suit in Atlanta for past due interest payments and certain accounts receivable allegedly collected by the Company on its behalf but not paid over to JMYC. The amount in dispute is less than $50,000.

        Crocket and Fish v Camera Platforms International, Inc. Crocket and
Fish represented Cinemeccanica Italiana Srl. in its defense of an action brought by Leonard Studio Equipment Inc. The Company agreed to pay certain costs of defense on behalf of Cinemeccanica. On December 8, 1998, Crocket and Fish filed suit claiming $132,000 of unpaid attorneys' fees.

        Atlas v Camera Platforms International, Inc. A claim by the Company's former President and

                      CAMERA PLATFORMS INTERNATIONAL, INC.

Chief Operating Officer for breach of employment contract arising out of his termination in June, 1998. In March, 1999 the Company entered into a settlement agreement calling for a four month consulting contract and issuance of stock pursuant to previously granted options.

        The Company is a defendant in certain other actions claiming non-payment of accounts payable and certain long-term debt obligations.

        The Company is also from time to time named as a defendant in the ordinary course of its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the over-the-counter market under the symbol "CPFR". The following table sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

1998:    1st Quarter ................................     1 1/4            1/4
         2nd Quarter.................................      9/16           3/16
         3rd Quarter ................................     11/32           3/16
         4th Quarter.................................       1/4           3/16

1999:    1st Quarter ................................     11/16           5/32
         2nd Quarter through April 15, 1999............     1/4           3/16

         As of April 15, 1999, there were approximately 900 beneficial owners of 13,768,228 outstanding shares of the Company's common stock, held by 320 shareholders of record.

        The Company has not paid a dividend on its common stock since inception.

                      CAMERA PLATFORMS INTERNATIONAL, INC.


ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA


--------------------------------------------------------------------------------------------------------------------------
Year ended December 31,            1998                1997                1996                1995                1994
--------------------------------------------------------------------------------------------------------------------------
Revenues                       $ 2,245,000         $ 3,356,000         $ 3,321,000         $ 4,290,000         $ 4,428,000
Net loss                        (3,597,000)           (737,000)         (1,883,000)           (851,000)           (999,000)
Total assets                     4,115,000           2,498,000           2,431,000           3,462,000           3,811,000
Long-term debt                   3,747,000             811,000             250,000                  --             353,000
Net loss per share
   of common stock                  ($0.27)             ($0.06)             ($0.15)             ($0.07)             ($0.15)
--------------------------------------------------------------------------------------------------------------------------


                  CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
                                   (Unaudited)


                                      Quarter ended                      Quarter ended
                                         March 31,                          June 30,
----------------------------------------------------------------------------------------------
                                   1998             1997             1998             1997
----------------------------------------------------------------------------------------------
Revenues                       $    432,000     $  1,047,000     $    683,000     $  1,035,000
Cost of sales and rentals           449,000          837,000          604,000          761,000
Selling, general and
   administrative                   419,000          262,000          478,000          534,000
                               ------------------------------------------------------------------
Operating (loss)                   (436,000)         (52,000)        (399,000)        (260,000)

Interest expense,net                (65,000)         (11,000)         (86,000)         (21,000)
Gain (loss) on
    discontinued operations           5,000               --         (233,000)              --
Impairment loss on
    long-lived assets                    --               --               --               --
Other income
    (expense), net                    5,000           72,000           25,000            8,000
                               ------------------------------------------------------------------

Net income (loss)              $   (491,000)           9,000     $   (693,000)        (273,000)
----------------------------------------------------------------------------------------------

Net (loss) per share
   of common stock             $      (0.04)    $      (0.00)    $      (0.05)    $      (0.02)
----------------------------------------------------------------------------------------------

Weighted average number
   of shares outstanding         12,418,228       12,418,228       12,628,228       12,418,228
----------------------------------------------------------------------------------------------


                                       Quarter ended                    Quarter ended
                                       September 30,                     December 31,
----------------------------------------------------------------------------------------------
                                   1998             1997             1998              1997
----------------------------------------------------------------------------------------------
Revenues                       $    565,000     $    804,000     $    565,000          470,000
Cost of sales and rentals           503,000          596,000          588,000          489,000
Selling, general and
   administrative                   335,000          189,000          522,000          479,000
                               ---------------------------------------------------------------

Operating (loss)                   (273,000)          19,000         (545,000)        (498,000)

Interest expense,net               (184,000)          (6,000)        (225,000)         (33,000)
Gain (loss) on
    discontinued operations        (203,000)              --         (600,000)              --
Impairment loss on
    long-lived assets                    --               --         (342,000)
Other income
    (expense), net                    4,000           (3,000)         (45,000)          48,000
                               ---------------------------------------------------------------

Net income (loss)                  (656,000)          10,000       (1,757,000)    $   (483,000)
----------------------------------------------------------------------------------------------
Net (loss) per share
   of common stock             $      (0.05)    $      (0.01)    $      (0.13)    $      (0.05)
----------------------------------------------------------------------------------------------

Weighted average number
   of shares outstanding         13,768,228       12,418,228       13,768,228       12,418,228
----------------------------------------------------------------------------------------------

                      CAMERA PLATFORMS INTERNATIONAL, INC.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company operated under credit lines established with its former majority shareholder, UST Inc. ("UST"). UST sold its interest in the Company on October 10, 1996. Pursuant to the terms of the Stock Purchase Agreement, UST forgave $1,338,138 owed by the Company to UST, which was recorded as an addition to paid in capital. On the same date, the Company obtained a line of credit from Foothill Capital Corporation ("Foothill") in the amount of $850,000, which matured October 10, 1997. As of that date, the Company entered into a new agreement with Foothill for a $2,500,000 credit facility consisting of a $1,250,000 term loan, a $750,000 revolving line of credit and a $500,000 inventory equipment line of credit. In addition, Foothill advanced $2,250,000 to fund acquisitions during 1998. The loans, as restructured, call for principal payments of $45,238 commencing April 15, 1999. The loans mature on February 15, 2001.

        The Company had outstanding balances under the various Foothill credit facilities of $3,195,000 and $3,195,000 as of December 31, 1998 and April 15, 1999, respectively.

        The Company has incurred net losses of $3,597,000 in 1998, $737,000 in 1997, and $1,883,000 in 1996, and now shows a negative shareholders' equity. The Company also recorded negative cash flows from operations in 1998 of $1,522,000, and was in default on its borrowing facilities. The Company has been able to secure financing to support operations to date, but there is no assurance that funding will be available to support the operations in the future.

        The Company's continued ability to operate is dependent on its ability to either extend or refinance its existing debt forbearance agreement, liquidate significant assets, or raise additional capital. Management is actively seeking a potential buyer for its Akela Crane division and other assets, and is negotiating with its lender to extend the terms of the credit facility. There can be no assurance that this sale or any other will occur, and that the credit facility will be extended in a manner that allows the Company to continue its operations in its present form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RESULTS OF OPERATIONS

1998 versus 1997

        Net product sales decreased 65% from $1.72 million in 1997 to $607,000 in 1998. This was due largely to the Company's inability to market the Enlouva crane and jib arm. Problems with the manufacturing of the Shotmaker Blue Dolly also contributed to the lower sales volume in 1998.

        Revenues from continuing rental operations remained unchanged in 1998. There was a

                      CAMERA PLATFORMS INTERNATIONAL, INC.

28% decrease in Shotmaker camera car rentals. The decrease in camera car rentals was largely the result of increased competition and the displacement of significant television and feature production to Canada. The decrease was offset by the addition of Akela cranes, which accounted for $268,000 in revenues in 1998.

        Total revenue for the Company decreased by 41% from $3.36 million in 1997 to $2.24 million in 1998.

        Cost of sales decreased by 65% from $1.17 million in 1997 to $410,000 in 1998. This decrease was generally related to a 65% decrease in sales in 1998.

        Cost of rental operations increased by 13% from $1.536 million in 1997 to $1.739 million in 1998. This increase is due to $400,678 in cost of rentals associated with the Akela crane, offset by decreases of 9% and 15% in camera car and crane rentals, respectively.

        Selling, general and administrative expenses increased by 22% from $1.438 million in 1997 to $1.754 million in 1998. The increase is a result of higher costs for payroll, outside labor, legal and accounting, and bad debts. Selling expenses decreased by 39% from $391,000 in 1997 to $239,000 in 1998. The decrease is primarily due to lower advertising and sales related travel and entertainment expenses during 1998.

        Net interest expense increased 680% from $72,000 in 1997 to $560,000 in 1998 as a result of the increase in long term debt, proceeds of which were used both in acquisitions and to provide working capital for operations.

        Net operating losses associated with the discontinued operations in Atlanta/Nashville, New York, and Third Encore accounted for $1.030 million in losses during 1998. In addition, the Company recorded a $342,000 loss in the carrying value of the assets acquired in the Fluid Images purchase.

        The Company's net loss increased 388% from $737,000 in 1997 to $3.597 in 1998. The net loss per basic and diluted share of common stock increased from $0.06 in 1997 to $0.27 in 1998.


1997  versus  1996

        Net product sales decreased 3% from $1.77 million in 1996 to $1.72 million in 1997. Excluding the effect attributed to the sale of Lightmaker division in December 1996, dolly and crane sales increased 70% from $940,000 in 1996 to $1.59 million in 1997 as a result of strong sales of Panther dollies and cranes.

        Revenues from rental operations increased 5% from $1.55 million in 1996 to $1.64 million in 1997. This increase was the net result of a 12% increase in Shotmaker camera car rentals

                      CAMERA PLATFORMS INTERNATIONAL, INC.


offset by a 3% decrease in dolly and crane rentals during 1997. The increase in camera car rentals was largely the result of price changes resulting in higher average day rates. The decrease in dolly and crane rentals was primarily due to fewer split rental relationships for remote heads and cranes.

        Total revenue for the Company was essentially unchanged, increasing by 1% from $3.32 million in 1996 to $3.36 million in 1997.

        Cost of sales decreased by 25% from $1.57 million in 1996 to $1.17 million in 1997. This decrease was generally related to the Company's continued efforts to reduce variable costs. Dolly and crane sales margins improved from $73,000 in 1996 to $591,000 for 1997 as a result of tighter cost controls over equipment purchases, sale of older equipment with high depreciation, fewer discounts given to customers and the poor margins reported in previous periods on Lightmaker sales.

        Cost of rental operations increased by 5% from $1.44 million in 1996 to $1.51 million in 1997. This increase relates to a similar 5% increase in rental revenue over the same period. Shotmaker's dolly, crane and camera car rental costs decreased $104,000 and $80,000 for 1997, respectively, as compared to 1996, due to lower repair and maintenance on camera cars and cost reductions which resulted from the elimination of Lightmaker products.

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

        The Company's net loss decreased 292% from $1.88 million in 1996 to $737,000 in 1997. The net loss per basic and diluted share of common stock decreased from $0.15 in 1996 to $0.06 in 1997.

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements as of and for the year ended December 31, 1998 are not available at this time. The Company's auditors are still gathering information for the purpose of their audit. It is anticipated that the opinion issued by the Company's auditors for the year ended December 31, 1998 will address doubt as to the Company's ability to continue as a going concern. The Company is also negotiating with its prior auditors for their consent to attach their report to the consolidated financial statements as of and for the years ended December 31, 1997 and 1996.

An amendment to the Form 10K will be filed with the SEC as soon as these reports become available.

       INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                                     Page
                                                                                     ----
   Unaudited Consolidated Financial Statements:
   Unaudited Consolidated Statements of Financial Position at
      December 31, 1997 and 1996.................................................     17

   Unaudited Consolidated Statements of Operations for the Years Ended
      December 31, 1998, 1997 and 1996...........................................     18

   Unaudited Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996...........................................     19

   Unaudited Consolidated Statement of Shareholders' Equity  for the Years Ended
      December 31, 1998, 1997 and 1996...........................................     21

   Notes to Unaudited Consolidated Financial Statements..........................     22

   Schedule II - Valuation and Qualifying Accounts for the
       Years Ended December 31, 1998, 1997 and 1996..............................     35


                ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

             UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


DECEMBER 31                                                             1998           1997
------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
   CASH                                                            $     26,000     $     77,000
   ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
     $87,000 IN 1998 AND $46,000 IN 1997                                153,000          177,000

   CURRENT MATURITIES OF NET INVESTMENT IN SALES-TYPE LEASE
     AND INSTALLMENT SALE                                                43,000           42,000
   INVENTORIES                                                          964,000          322,000
   PREPAID EXPENSES                                                     191,000           98,000
                                                                   ------------     ------------
               TOTAL CURRENT ASSETS                                   1,377,000          716,000

PROPERTY AND EQUIPMENT, NET OF DEPRECIATION, AMORTIZATION
   AND RENTAL ASSET VALUATION ALLOWANCE                               2,644,000        1,446,000
NET INVESTMENT IN SALES-TYPE LEASE AND INSTALLMENT SALE,
   NET OF CURRENT MATURITIES                                            38, 000           90,000
DEPOSITS AND OTHER ASSETS                                                56,000          246,000
                                                                      4,115,000        2,498,000

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                                   1,220,000     $    478,000
   CURRENT MATURITIES OF LONG-TERM DEBT                               1,195,000          560,000
   CUSTOMER DEPOSITS                                                     19,000           31,000
   DEFERRED REVENUE                                                      29,000           12,000
   OTHER CURRENT LIABILITIES                                            192,000           52,000
                                                                   ------------     ------------
TOTAL CURRENT LIABILITIES                                             2,655,000        1,133,000

LONG-TERM DEBT, NET OF CURRENT MATURITIES                             3,747,000          811,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
   COMMON STOCK $.0005 PAR VALUE; 15,000,000 SHARES
     AUTHORIZED; 13,768,228 SHARES ISSUED AND OUTSTANDING                 7,000            6,000
   ADDITIONAL PAID-IN CAPITAL                                        23,547,000       22,792,000
   ACCUMULATED DEFICIT                                              (25,841,000)     (22,244,000)
                                                                   ------------     ------------
               TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                  (2,287,000)         554,000
                                                                   ------------     ------------
                                                                      4,115,000        2,498,000


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



----------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                       1998             1997             1996
----------------------------------------------------------------------------------------
REVENUES
NET PRODUCT SALES                        $    607,000     $  1,719,000     $  1,769,000
REVENUES FROM RENTAL OPERATIONS             1,638,000        1,637,000        1,552,000
                                         ------------     ------------     ------------
                                            2,245,000        3,356,000        3,321,000


EXPENSES
COST OF SALES                                 406,000        1,172,000        1,556,000
COST OF RENTAL OPERATIONS                   1,739,000        1,511,000        1,441,000
SELLING, GENERAL AND ADMINISTRATIVE         1,754,000        1,464,000        1,965,000
                                         ------------     ------------     ------------
                                            3,899,000        4,147,000        4,972,000

OPERATING LOSS                             (1,654,000)        (791,000)      (1,651,000)
INTEREST  EXPENSE, NET                       (560,000)         (71,000)         (39,000)
OTHER INCOME (EXPENSE), NET                   (10,000)         125,000         (193,000)
IMPAIRMENT LOSS ON LONG-LIVED ASSETS         (342,000)              --               --
NET LOSS FROM DISCONTINUED OPERATIONS      (1,031,000)              --               --
                                         ------------

    NET LOSS                               (3,597,000)    $   (737,000)    $ (1,883,000)
----------------------------------------------------------------------------------------


BASIC AND DILUTED LOSS PER SHARE         $      (0.27)    $      (0.06)    $      (.015)
----------------------------------------------------------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING        13,145,228       12,418,228       12,418,228
----------------------------------------------------------------------------------------


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                 1998            1997            1996
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    NET LOSS                                       $(3,597,000)    $  (737,000)    $(1,883,000)

    ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH USED IN OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                 899,000         408,000         422,000
         (GAIN) LOSS  ON DISPOSAL OF EQUIPMENT         386,000        (155,000)        (33,000)
       IMPAIRMENT LOSS ON LONG-LIVED ASSETS            342,000              --              --
       PROVISION FOR DOUBTFUL ACCOUNTS, NET             41,000          12,000         (34,000)
   CHANGES IN ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                             (19,000)         94,000         381,000
NET INVESTMENT IN LEASE AND INSTALLMENT SALE            52,000        (132,000)             --
INVENTORIES                                           (642,000)        (53,000)        155,000
PREPAID EXPENSES                                       (93,000)        (16,000)        (59,000)
       DEPOSITS AND OTHER ASSETS                       222,000        (128,000)         57,000
       ACCOUNTS PAYABLE                                742,000         (87,000)         52,000
       DEFERRED REVENUE                                 17,000          12,000              --
       CUSTOMER DEPOSITS                               (12,000)        (64,000)             --
OTHER CURRENT LIABILITIES                              140,000          (8,000)             --

   NET CASH USED IN OPERATING ACTIVITIES            (1,522,000)       (854,000)       (975,000)
-----------------------------------------------------------------------------------------------


INVESTING ACTIVITIES
    PROCEEDS FROM SALE OF LIGHTMAKER DIVISION               --              --         110,000
    PROCEEDS FROM SALE OF PROPERTY
           AND EQUIPMENT                             1,320,000         549,000         208,000
    PURCHASES OF PROPERTY AND EQUIPMENT             (3,379,000)       (750,000)        (77,000)
    PURCHASE OF COVENANT NOT TO COMPETE                (40,000)             --              --


    NET CASH USED IN INVESTING ACTIVITIES           (2,099,000)       (201,000)        241,000
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    NET PROCEEDS (PRINCIPAL PAYMENTS)
         ON REVOLVING LINE OF CREDIT                        --        (170,000)        170,000
    PROCEEDS FROM BORROWINGS OF SHORT-TERM DEBT        585,000                         527,000
    PRINCIPAL PAYMENTS ON SHORT-TERM DEBT             (360,000)             --              --
    PROCEEDS FROM BORROWINGS OF LONG-TERM DEBT       5,215,000       1,146,000         250,000
PRINCIPAL PAYMENTS ON LONG-TERM DEBT                (1,870,000)        (25,000)             --

                      CAMERA PLATFORMS INTERNATIONAL, INC.


    CONTRIBUTION OF CAPITAL                                     --                   --                192,000

NET CASH PROVIDED BY FINANCING ACTIVITIES                  3,570,000              951,000              725,000
                                                         -----------          -----------          -----------

NET INCREASE (DECREASE) IN CASH                          ($   51,000)         ($  104,000)         ($    9,000)
                                                         -----------          -----------          -----------

CASH AT BEGINNING OF YEAR                                     77,000              181,000              190,000


CASH AT END OF YEAR                                      $    26,000          $    77,000          $   181,000
                                                         -----------          -----------          -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 CASH PAID DURING THE YEAR FOR:
    INTEREST                                             $   539,000          $    55,000          $    36,000
    INCOME TAXES                                         $     1,000          $     1,000          $     2,000



     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY



                               NUMBER OF          COMMON            PAID-IN          ACCUMULATED
                                SHARES            STOCK             CAPITAL            DEFICIT              TOTAL
                              ----------       ------------       ------------       ------------        ------------

BALANCE AT
 JANUARY 1, 1997              12,418,228       $      6,000       $ 22,792,000       ($21,507,000)       $  1,291,000

NET LOSS FOR THE YEAR               --                 --                 --             (737,000)           (737,000)
                              ----------       ------------       ------------       ------------        ------------
BALANCE AT
 DECEMBER 31, 1997            12,418,228              6,000         22,792,000        (22,244,000)            554,000
                              ----------       ------------       ------------       ------------        ------------


ISSUANCE OF
      COMMON STOCK             1,350,000              1,000            755,000               --               756,000

NET LOSS FOR THE YEAR               --                 --                 --           (3,597,000)         (3,629,000)
                              ----------       ------------       ------------       ------------        ------------

BALANCE AT
  DECEMBER 31, 1998           13,768,228       $      7,000       $ 23,547,000       ($25,841,000)       ($ 2,319,000)
                              ----------       ------------       ------------       ------------        ------------


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

During 1997, the Company formed Shotmaker Dollies, Inc. ("SDI"), a wholly owned subsidary. SDI has been inactive since inception (Note 15).

Also during 1997, the Company formed Shotmaker Sound Inc. ("SSI"), a wholly owned subsidiary, to allow for future expansion into the music and theatrical production industries (Notes 6 and 15).

The Company operates in a single business segment. The Company designs, manufactures, sells, leases and rents equipment for the motion picture, television and theatrical production and music industries.

Liquidity
        The Company has incurred net losses of $3,597,000 in 1998, $737,000 in 1997, and $1,883,000 in 1996, and now shows a negative shareholders' equity. The Company also recorded negative cash flows from operations in 1998 of $1,522,000, and was in default on its borrowing facilities. The Company has been able to secure financing to support operations to date, but there is no assurance that funding will be available to support the operations in the future.

        The Company's continued ability to operate is dependent on its ability to either extend or refinance its existing debt forbearance agreement, liquidate significant assets, or raise additional capital. Management is actively seeking a potential buyer for its Akela Crane division and other assets, and is negotiating with its lender to extend the terms of the credit facility. There can be no assurance that this sale or any other will occur, and that the credit facility will be extended in a manner that allows the Company to continue its operations in its present form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Leasing Operations

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

Advertising Costs
The Company expenses all advertising costs as incurred. Advertising costs totaled $142,000, $191,000, and $243,000 for the years ended December 31, 1998, 1997, and 1996, respectively, and were recorded as part of selling, general and administrative expenses.

Equipment  Leases
The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from one day to several weeks in duration, with occasional rentals of several months. The Company also has a small number of camera car and dollies on long-term operating leases of twelve to thirty-six months, and one camera car on an indefinite long-term operating lease in Japan. None of the rentals are noncancelable leases, and no contingent rentals are included in the Company's consolidated statements of operations.

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

Reclassifications
Certain accounts in 1996 have been reclassified in order to conform to the presentation in 1997.

New Accounting Standards

The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company is evaluating the impact of these statements on its consolidated financial statements.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was adopted during the first quarter of 1997. SFAS No. 129, Disclosures of Information about Capital Structure" and SFAS No. 128, "Earnings Per Share" were adopted in the fourth quarter of 1997, with no material effect on the consolidated financial statements.

NOTE 2 - SALE OF THE COMPANY

Pursuant to a Stock Purchase and Contribution Agreement dated October 10, 1996, (the "Stock Purchase Agreement") by and among UST Inc., ("UST"), UST Enterprises Inc. ("Enterprises"), Shotmaker Acquisition Corp ("SAC"), purchased 9,403,168 shares of the common stock of the Company from UST and Enterprises, representing approximately 76% of the outstanding shares of the Company. SAC paid cash to UST and Enterprises in the amount of $94,000, and made a cash capital contribution to the Company of $192,000. As part of the Stock Purchase Agreement, UST forgave approximately $1,330,000 of debt, leaving a balance of $250,000 which was due, together with accrued interest thereon, on April 11, 1998, subject to certain offsets in favor of the Company.

NOTE 3 - INVESTMENT IN SALES-TYPE LEASE AND INSTALLMENT SALE

The following lists the components of the investment in sales-type lease and installment sale:


                                                        December 31,
                                                        ------------
                                                 1998                  1997
                                                 ----                  ----
Minimum lease payments receivable .........    $ 81,000              $145,000
Less: Unearned income .....................      29,000                13,000
                                               --------              --------
Net investment ............................    $ 52,000              $132,000
                                               ========              ========



At December 31, 1998, lease and installment sale receivables are due in installments as follows:

1999.......................................     39,000
2000.......................................     13,000

NOTE 4 - INVENTORIES

                                                        December 31,
                                                        ------------
                                                 1998                  1997
                                                 ----                  ----
Work in process ..........................     $454,000              $185,000
Finished goods ...........................      510,000               137,000
                                               --------              --------
                                               $964,000              $322,000
                                               ========              ========

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - PROPERTY AND EQUIPMENT

                                                            December 31,
                                                            ------------
                                                        1998           1997
                                                        ----           ----
Equipment available for lease......................  $6,523,000     $4,930,000
Machinery and equipment............................     390,000        350,000
Leasehold improvements.............................      73,000         60,000
Furniture and fixtures.............................      94,000         62,000
Automobiles and trucks.............................     143,000         57,000
                                                      ---------      ---------
                                                      7,223,000      5,459,000

Less accumulated depreciation and amortization.....   4,037,000      3,471,000
Less rental asset valuation allowance..............     542,000        542,000
                                                      ---------      ---------
                                                     $2,644,000     $1,446,000
                                                     ==========     ==========

Accumulated depreciation and amortization pertaining to equipment available for lease amounted to $3,528,000 and $3,065,000 at December 31, 1998 and 1997,
respectively.

NOTE 6 - ACQUISITIONS AND DISPOSITIONS

THIRD ENCORE
On January 1, 1998, the Company's wholly owned subsidiary, Shotmaker Sound, Inc. ("Sound"), completed the purchase of the assets and business of Third Encore ("3E"), a company which provides rehearsal studio, storage and cartage services to recording artists. In conjunction with the purchase, the former shareholder of 3E entered into a five year agreement not to compete with the Company, which requires payment of an additional $40,000, which was to be paid quarterly during 1998. As part of the acquisition, the Company assumed 3E's existing building leases which require a combined monthly rental of $18,400 through January 2003.

Sound subsequently sold the assets and business of 3E to an unrelated third party, effective February 1, 1999 (Note 13).

Sound, the obligor under the covenant not to compete, failed to make additional payments under the covenant not to compete, claiming certain violations and offsets. Binding arbitration ruled against Sound, requiring it to deposit into a separate interest-bearing account approximately $34,000 pending the resolution of claimed offsets. Sound has no assets, and has thus far failed to post the required deposit (Notes 12 and 13).

PRODUCTION SERVICES-ATLANTA
On April 6, 1988, the Company acquired the business of Production
Services-Atlanta, Inc. ("PSA") for a total consideration of $2.1 million consisting of (i) $1 million cash at closing, (ii) a $500,000 promissory note due in three years, interest payable quarterly at 8%, and (iii) 600,000

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


shares of Company common stock, at an agreed upon value of $1 per share. The promissory note was secured by a lien on the acquired assets, subordinate to the lien of the Company's primary lender. The $1 million cash at closing, together with $250,000 in working capital, was funded by Foothill Capital Corporation ("Foothill"). The Foothill loan fully amortized over sixty months, with interest payable monthly at the reference rate plus 2%. The Foothill loan was collateralized by all the assets of PSA.

In October, 1998, the Company ceased all PSA operations (Note 15). On November 10, 1998, all the assets of PSA were sold at auction. Prior to the auction, Foothill noticed an event of default under its note, and foreclosed on the assets. The Company recognized a $384,000 loss on the disposition of the assets. The remaining amounts due under the Foothill debt were restructured, together with all other Foothill debt in December, 1998 (Note 7).

The Company is in default under the promissory note due to the former shareholders of PSA (Notes 7 and 12).

FLUID IMAGES, INC
On May 27, 1998, the Company acquired all the stock of Fluid Images, Inc., ("Fluid Images") an Oregon corporation, including all assets of Fluid Images, the name "Akela Cranes", but excluding all liabilities except certain accounts payable and debt of Fluid Images, for a purchase price of $2.5 million. Immediately upon acquisition, Fluid Images was liquidated and its assets and liabilities were assumed by the Company. The consideration consisted of (i) $1 million cash at closing, (ii) a $750,000 promissory note with $250,000 annual principal reductions, interest only payable quarterly at 10%, and (iii) 750,000 shares of the Company's common stock, at an agreed upon value of $1 per share. The promissory note is unsecured. The $1 million cash at closing was funded by Foothill. The Foothill loan initially fully amortized over sixty months, with interest payable monthly at the reference rate plus 2% (9.75 at December 31, 1999) (Note 7). The Foothill loan is collateralized by all the acquired assets. Subsequently, the Company restated the value of the shares issued to $.20 per share and recognized an impairment in the carrying value of the acquired assets of $342,000 (Note 16).

The Company is in default under the promissory note due to the former shareholders of Fluid Images, Inc. (Notes 7 and 12).

NOTE 7 - LONG-TERM DEBT

In October, 1997 the Company secured a $2.5 million credit facility, consisting of (1) $1,250,000 term loan, (2) $750,000 revolving line of credit and (3) $500,000 inventory equipment line of credit, with interest at reference rate plus 2% (effective rate of 10.5 % at December 31, 1998), with Foothill. The original maturity of the loan was January 15, 2000. The term loan required monthly principal reductions of $25,000. The loans refinanced an earlier credit facility totaling $850,000 which matured October 15, 1997.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Subsequently, Foothill advanced $1 million for the PSA purchase and $1.25 million for the Fluid Images purchase (Note 6).

On December 22, 1998, the Company entered into a forbearance agreement with Foothill. The agreement called for $37,959 to be paid to Foothill upon the sale of the assets of Sound (Notes 6 and 15) to be applied against past due interest; no further advances under any of the notes; and an extension of the due date of all the notes to February 15, 2001. As part of the agreement, past due interest of $92,000 together with an annual renewal fee of $32,000, was added to principal. The agreement calls for interest only payments for ninety days, with monthly principal payments of $45,200 plus interest commencing with the April 15, 1999 payment.

The Company is obligated under a promissory note due to the former shareholders of PSA of $500,000, bearing interest at 8% payable quarterly, principal all due and payable April, 2001. The note is unsecured. At December 31, 1998, the Company was in default of interest payments under the note (Note 12).

The Company is obligated under a promissory note due to the former shareholders of Fluid Images, Inc. of $750,000, bearing interest at 10%, interest payable quarterly, with annual principal payments of $250,000. The note is unsecured. At December 31, 1998, the Company was in default of interest payments under the note (Note 12).

The Company has a $250,000 unsecured obligation to the former majority shareholder of the Company, bearing interest at the Bank of Boston reference rate (7.75% at December 31, 1998) which was due and payable together with accrued interest thereon on April 11, 1998. Demand has been made on the note, but no further action or discussions have taken place.

The Company has a $150,000 unsecured obligation to an unrelated third which is convertible to 600,000 shares of common stock, interest payable monthly at reference rate plus 2% (9.75% at December 31, 1998), with principal due January, 1999. The Company failed to pay the note upon maturity, demand was made, and litigation has commenced (Note 12).

The Company is financing its remaining obligation on its purchase of the worldwide rights to the "Enlouva" patents and trademark over thirty-five equal monthly installments of $1,000, including interest at 10%. The note matures December 1999. In the event of default, the seller is entitled to collect money damages, restoration to the right of the name "Enlouva", the right to manufacture and sell cranes under the "Enlouva" name, and the restoration of parts shipped. As of March, 1999, the Company was in arrears three payments.

NOTE 8 - INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method,

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At December 31, 1998, the Company has net operating loss carryforwards of approximately $24 million for federal tax purposes, which expire from 2000 to 2013. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has net operating loss carryforwards of approximately $6 million for California tax purposes, which expire from 1999 to 2003. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities.

At December 31, 1998, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

NOTE 9 -  RELATED PARTY TRANSACTIONS

Beginning in September, 1998, a principal shareholder of the Company agreed to loan approximately $200,000 to VA Industries, the manufacturer of the Company's new hydraulic dolly, toward the completion of the first production run of twelve dollies. The VA Industries loan is being administered by the Company, and is secured by the construction in process of the dollies at VA Industries. In addition, the shareholder purchased accounts receivable at par from the Company, which the Company subsequently collected and failed to remit.

NOTE 10 - STOCK OPTIONS

The Company has adopted a Stock Option Plan to provide additional incentive for officers and key employees to invest in the Company and has granted stock options to purchase shares of its common stock to certain officers and key employees as follows:





                                                             Options Outstanding
                                                                        Weighted

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Avg. Exercise
                                                       Shares          Price
                                                       ------          -----
Outstanding at January 1, 1996...................      68,000          $2.25
                                                     =========         =====

   Granted.......................................        --            $  --
   Exercised.....................................        --               --
   Terminated or expired.........................     (34,000)          2.25
                                                     ---------         -----
Outstanding at December 31, 1996.................      34,000          $2.25
                                                     =========         =====

   Granted.......................................      700,000         $0.12
   Exercised.....................................           --            --
   Terminated or expired.........................     (34,000)            --
                                                     ---------         -----
Outstanding at December 31, 1997.................      700,000         $0.12
                                                     =========         =====

   Granted.......................................    1,500,000         $0.05
   Exercised.....................................           --            --
   Terminated or expired.........................    (560,000)         $0.12
                                                     ---------         -----
Outstanding at December 31, 1998.................    1,640,000         $0.05
                                                     =========         =====


Options were granted under the plan at not less than the fair market value of the stock on the date of grant. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by SFAS 123, there would be no change to the Company's net loss and loss per share.

Options outstanding at December 31, 1998 expire between January 2002 and January 2005.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

In December 1996, the Company entered into a lease for its premises expiring December, 1999. Minimum payments under the new lease are $111,000 for the year ending December 31, 1999..

In September 1997, the Company's subsidiary, Shotmaker Dollies, Inc., entered into a sublease agreement for office and warehouse space adjacent to its principal premises. Minimum payments under the sublease are $45,000 per year, expiring April 2000.

In January 1998, as part of the purchase of 3E (Note 6), Sound assumed 3E's existing building leases which require combined monthly rental of $18,400 through January 2003. Sound was released from the lease obligations under term of the sale of the assets of 3E on February 1, 1999

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 (Note 15).

In November, 1997, the Company entered into a sixty month equipment lease agreement to provide machining equipment for its manufacturing and reengineering programs. Payments under the lease are $39,000 per year. The Company in turn, entered into a reengineering agreement with V.A. Industries Co, Inc. ("VA") to provide the Company with component parts for dollies, cranes, dolly track and related equipment. Included in inventory at December 31, 1998 was work-in-process totaling $413,000. The Company is in default under the lease (Note 12).

The Company also agreed to sublease to VA the aforementioned machining equipment at an amount equal to the monthly lease payment. At the conclusion of the lease, ownership in the machining equipment shall be shared equally.

Contingencies related to Environmental Issues

In previous years, the Company reported that the Shotmaker camera cars, fifteen of which are currently in operation, were unable to meet vehicle emission standards. As of December 31, 1998 all the Company's cars have been retrofitted to meet all state and federal emissions requirements. The retrofitting was accomplished without jeopardizing any of the operational features of the cars.

NOTE 12 - LITIGATION

Chapman v Cinemeccanica Italiana Srl. As previously reported, the Company prevailed on July 10, 1997 in an action brought by Leonard Studio Equipment, Inc. (manufacturers of the Chapman dolly line) against Cinemeccanica Italiana, Srl., designers of the Company's ?Blue? line of dollies. Leonard Studio Equipment, Inc. filed an appeal in the matter. On October 19, 1998, the Company learned that the appeal by Leonard Studio Equipment was unsuccessful.

Peterman v Camera Platforms International, De La Motte v Camera Platforms International. On July 2, 1997, the platform of a Panther Pegasus crane which had been leased by the Company to Mighty Joe Young Productions, Inc. (?MJY?) fell, injuring the two operators who were on the platform. The Company's insurance carrier has assumed the defense of the matter, which is in the preliminary stages of litigation. The Company is vigorously defending against the claims, and believes that the cause of the accident was due to operator error. In addition to its own insurance policies, the Company is an additional named insured on the policies of MJY with respect to the lease of the crane. Management believes that exposure, if any, is fully covered by insurance.

Johnson v Camera Platforms International. The former shareholders of Fluid Images Inc., holders of a $750,000 unsecured obligation (Notes 6 and 7) filed notice on February 1, 1999 with the American Arbitration Association requesting a binding arbitration hearing. The Company is in default under the provisions of the note, and Johnson has demanded payment in full pursuant to

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

an acceleration provision in the note. The Company has commenced negotiations to restructure to debt.

Traba v Camera Platforms International. On February 17, 1999, Traba, the holder of a past due $150,000 unsecured obligation (Notes 6 and 7) filed suit in Federal Court in Chicago demanding payment in full, together with unpaid interest and attorney's fees. The Company claims offsets against Traba.

JMYC v Camera Platforms International. On January 26, 1999, JMYC, former shareholders of PSA (Notes 6 and 7), filed suit in Atlanta for past due interest payments and certain accounts receivable allegedly collected by the Company on its behalf but not paid over. The total claim is approximately $50,000, which has been accrued in the financial statements of the Company.

Crocket and Fish v Camera Platforms International. Crocket and Fish represented Cinemeccanica Italiana Srl. in its defense of an action brought by Leonard Studio Equipment Inc. The Company agreed to pay certain costs of defense on behalf of Cinemeccanica. On December 8, 1998, Crocket and Fish filed suit claiming $132,000 of unpaid attorneys' fees, which has been accrued in the financial statements of the Company.

Atlas v Camera Platforms International. A claim by the Company's former President and Chief Operating Officer for breach of employment contract arising out of his termination in June, 1998 was settled in March, 1999. The agreement calls for a four month consulting contract at $10,000 per month, which will be recorded contemporaneously, and issuance of stock pursuant to previously granted options.

Pologis/SCI v Camera Platforms International. A notice of entry of sister state judgment in the amounts of $27,079 was served on January 11, 1999. The Company is in negotiations regarding settlement by payment of the judgment over time.

U.S. Bancorp Leasing & Financial v Camera Platforms International. US Bancorp filed suit on March 4, 1999 for damages and has noticed a hearing for application for writ of possession in connection with the lease of certain equipment (Note 11).

Other. The Company is a defendant in various actions by creditor for claimed unpaid invoices. The aggregate amount of such claims is approximately $90,000. Such amounts are included in accounts payable.

NOTE 13 - SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No sales to a single customer accounted for more than ten percent of total revenues during 1998, 1997, or 1996. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 1998 and 1997.

NOTE 15 - DISCONTINUED OPERATIONS

In October, 1998, the Company ceased operations in Atlanta and Nashville. Subsequently, on November 10, 1998 all the inventory and equipment of the Atlanta and Nashville operations was sold at auction. The Company recognized a $384,000 loss on the disposition.

On February 1, 1999 (Note 17), the Company sold substantially all the assets of its wholly owned subsidiary, Shotmaker Sound, Inc.

The disposition of these assets has been accounted for as discontinued operations and accordingly, the operating results of the Atlanta and Nashville operations and of Shotmaker Sound have been aggregated and reported as discontinued operations in the accompanying consolidated statement of operations. The operations were only in effect during fiscal 1998, and no restatement prior years' financial statements is required.

NOTE 16 - IMPAIRMENT OF ASSETS

The Company has recognized a loss on impairment of assets of $342,000 based on a review of the appraised value of the Akela cranes acquired by the purchase of Fluid Images, Inc. (Note 6) and the estimated revenues expected to be generated from rentals and sales. The Company also reduced the value associated with the issuance of new shares of common stock by $600,000. The net effect of these reductions was to write off purchased goodwill of $942,000.

NOTE 17 - SUBSEQUENT EVENTS

On April 2, 1999 the Company's wholly owned subsidiaries SDI and Sound filed for protection under Chapter 7 of the federal bankruptcy code. Neither SDI nor Sound have substantial assets.

In July 1993, the Company entered into a five-year distribution agreement with Panther GmbH. This agreement contained a provision for three additional one year extensions commencing July, 1998 if certain conditions were met at the end of the distribution term and subsequent annual extension periods. Pursuant to the agreement, the Company had been granted exclusive distribution rights for all Panther products in North and South America. Pursuant to the agreement, in July, 1998 the Company notified Panther GmbH of its desire to extend the agreement. On March 2, 1999, the Company was notified by Panther GmbH that it was

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 terminating the agreement for failure to meet certain conditions. Panther GmbH granted to the Company, until further notice is received, the right to sell Panther products on a non-exclusive basis, receiving the same purchase discount as existed under the previous contract.

On February 1, 1999, Shotmaker Sound, Inc. ("Sound"), the Company's wholly owned subsidiary sold the assets and business of Third Encore ("3E") (Note 6). Terms of the sale were $133,050 and the execution of a consulting agreement with the Company through December 31, 1999 for $55,000, both payable in cash at the closing.

CAMERA PLATFORMS INTERNATIONAL, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     Balance                                    Balance
                                    January 1,    Additions      Deductions    December 31,
                                    ---------     ---------      ---------      ---------
YEAR ENDED DECEMBER 31, 1996
Asset valuation allowance           $ 542,000            --             --      $ 542,000
Allowance for doubtful accounts        49,000        34,000        (49,000)        34,000
Warranty liability                     10,000        18,000        (24,000)         4,000
                                    ---------     ---------      ---------      ---------
                                    $ 601,000     $  52,000      ($ 73,000)     $ 580,000
                                    =========     =========      =========      =========


YEAR ENDED DECEMBER 31, 1997
Asset valuation allowance           $ 542,000            --             --      $ 542,000
Allowance for doubtful accounts        34,000        46,000        (34,000)        46,000
Warranty liability                      4,000        18,000        (22,000)            --
                                    ---------     ---------      ---------      ---------
                                    $ 580,000     $  64,000      ($ 56,000)     $ 588,000
                                    =========     =========      =========      =========

YEAR ENDED DECEMBER 31, 1998

Asset valuation allowance           $ 542,000            --             --      $ 542,000
Allowance for doubtful accounts        46,000        41,000             --         87,000
Warranty liability                          0             0              0              0
                                    ---------     ---------      ---------      ---------
                                    $ 588,000     $  41,000             --      $ 629,000
                                    =========     =========      =========      =========

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Item 9 - Changes In and Disagreements with Accountants on Accounting or Financial Disclosure

       At a meeting held on February 15, 1999, the Board of Directors of the Company authorized Edward D. Carlin, Chairman and CEO of Camera Platforms, International, Inc. to engage Rose, Snyder & Jacobs as its independent auditors for the fiscal year ending December 31, 1998, and for other independent accounting and tax-related services on an ongoing basis, to replace the firm of Grant Thornton LLP, who were dismissed as auditors of the Company. The engagement of Rose, Snyder & Jacobs was effective March 3, 1999. The Board of Directors of the Company does not have a separate audit committee.

       The reports of Grant Thornton LLP on the Company's financial statements for the past two fiscal years ended December 31, 1996, and 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

       In connection with the audits of the Company's financial statements for each of the past two fiscal years ended December 31, 1996 and 1997 and the subsequent interim period through March 3, 1999, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Grant Thornton LLP would have caused Grant Thornton LLP to make reference to the subject matter of the disagreement(s) in connection with its report.

       No reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K occurred during the Company's two fiscal years ended December 31, 1996 and 1997 and the subsequent interim period through March 3, 1999.

       During the Company's two fiscal years ended December 31, 1996 and 1997 and the subsequent interim period through March 3, 1999, Rose, Snyder & Jacobs, the Company's new independent accountants, were not consulted regarding the application of accounting principles to any specified transaction, completed or proposed, or regarding the type of audit opinion that might be rendered on the Company's financial statements, nor were Rose, Snyder & Jacobs consulted regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, nor regarding any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

        The Company requested Grant Thornton LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated March 19, 1999, was filed as Exhibit 16 to the Company's Form 8-KA Current Report dated March 22, 1999, which reported the change in the Company's certifying accountant. Grant Thornton LLP's letter is also incorporated by reference as an exhibit to this Form 10-K Annual Report.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

        The following table provides certain information as of April 15, 1998, for each director and executive officer of the Company:

           Name                        Age      Position with the Company
           ----                        ---      -------------------------
           Edward Carlin               56       Chairman of the Board and Chief Operating
                                                Officer
           William O. Fleischman       53       Director
           Rick Hicks                  55       Director
           Leslie J. Kovacs            55       Director
           Brianne Murphy              55       Director

        Edward Carlin has been a director since October 1998, and has been Chairman of the Board and Chief Executive Officer since February 15, 1999.

        William O. Fleischman has been a director since October 10, 1996. Mr. Fleischman, in his individual capacity or through W/F Investment Corp and its affiliates, has substantial experience investing in and managing companies. Mr. Fleischman is also a senior member of a Century City based law firm specializing in corporate and real estate law.

        Rick Hicks has been a director since June 11, 1998. Mr. Hicks is an attorney at law and principal at the law firm of Hicks, Recasens and Berman. He has been an attorney since 1973. He has been a consultant and frequent investor in a number of operating companies and real estate projects.

        Leslie J. Kovacs has been a director of the Company since April 16, 1997. Mr. Kovacs is a well-respected independent lighting gaffer who has been involved in the motion picture industry since 1965. He is a member of the International Alliance of Theatrical Stage Employees (I.A.T.S.E.). His film credits include some of the top U.S. box office films in recent years including BASIC INSTINCT, BATMAN FOREVER, EXECUTIVE DECISION and the

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

upcoming BATMAN AND ROBIN.

        Brianne Murphy has been a director of the Company since May 1997. Ms. Murphy is the first woman cinematographer in the I.A.T.S.E. and the first woman invited to join the American Society of Cinematographers. She was a founder of Woman in Film and Behind the Lens. She is recipient of a Crystal Award, A Lucy Award and an Emmy. In 1982 she was awarded an Academy of Motion Picture Arts & Sciences Scientific and Engineering Award for the Mitchell Camera Insert Car and Process Trailer. Ms. Murphy is also a member of the Directors Guild of America and has been directing television and features in the US and Mexico.

        None of the officers or directors of the Company is related to any other officer or director of the Company. Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors or until they resign. At present one officer of SAC, the principal shareholder of the Company, serves on the Company's Board of Directors.

Item 11 - Executive Compensation

Compensation of Directors

        As of April 1997, directors who are not officers of the Company began receiving $1,000 for each Board of Directors meeting that they attend.

Compensation of Executive Officers

        The following tables set forth information concerning the compensation of the Company's Chief Executive Officer and those other executive officers of the Company whose salary and bonus exceeded $100,000 during 1998. The table below sets forth information regarding the compensation of each listed executive officer for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                                                                 ----------------------
                                      Annual Compensation Awards                                                 Payouts
                                      --------------------------                                                 -------
                                                                        Other                                      All
                                                                        Annual    Restricted                      Other
                                                                        Compen-     Stock    Options/    LTIP     Compen-
Name and                                 Salary           Bonus         sation     Award(s)    SAR's    Payouts   sation
Principal Position           Year          ($)             ($)            ($)        ($)       (#)       ($)        ($)
------------------           ----          ---             ---            ---        ---       ---       ---        ---
 Laird Robertson**
   Director, CEO             1997         22,000             --          9,000        --        --        --        --
                             1996         16,000             --             --        --        --        --        --

Roy Atlas*
  President, COO

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


   President, COO            1997         96,000          6,000             --        --        --        --        --
   President, COO            1996         16,000             --             --        --        --        --        --

Hal Needham***
   Chairman, CEO             1996         49,000             --             --        --        --        --        --

Philip M. Panzera****
   President                 1996        134,000             --             --        --        --        --        --

--------

        * Mr. Atlas' duties as President and Chief Operating Officer were terminated on June 11, 1998

        ** Mr. Robinson resigned as Chief Executive Officer and as a member of the Board of Directors on June 11, 1998

        ***     Mr. Needham resigned as Chairman and CEO on October 10, 1996.

        **** Mr. Panzera's duties as President were terminated on October 10, 1996.


                              OPTION GRANTS IN 1998

During 1998 options to purchase 1,500,000 shares of common stock were granted to Edward Carlin, the Company's Chairman of the Board and Chief Executive Officer at an average exercise price of $0.05.


                       AGGREGATED OPTION EXERCISED IN 1998
                         AND YEAR-END 1998 OPTION VALUES

                                                                      Number of                      Value of Unexercised
                                                                     Unexercised                         In-the-Money
                          Shares                                   Options/Sar's at                    Options/Sar's at
                        Acquired on         Value                 Fiscal year-end (#)                   Fiscal year-end (#)
  Name                  Exercise(#)       Realized          Exercisable       Unexercisable        Exercisable    Unexercisable
  ----                  -----------       --------          -----------       -------------        -----------    -------------
Roy Atlas                   --               --                 140,000               --               --               --

Edward Carlin               --               --               1,500,000               --               --               --

Item 12 - Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

        The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of April 15, 1998.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                               Amount and Nature
        Name and Address of                      of Beneficial                 Percent of
         Beneficial Owner                          Ownership                     Class
         ----------------                          ---------                     -----
William O. Fleischman                               6,582,2172                    47.8%
1900 Avenue of the Stars, Suite 2410
Los Angeles, CA 90067

Robert, Richard and Robert C. Johnson                  750,000                     5.4%
14823 Schooner
Sisters, OR 97759


Hal Needham                                         1,123,5201                     8.2%
12711 Ventura Blvd
Studio City, CA 91604

Laird Robertson                                     1,880,6333                    13.7%
1917 Garth Avenue
Los Angeles, CA 90034

1 Includes 41,520 shares held directly by Mr. Needham and 1,082,000 shares held directly by Hollywood Camera Cars, Inc.
2 Mr. Fleischman's minor child is the owner of 70% of the outstanding shares of SAC, which owns 9,403,168 shares or 68.3% of the Company's common stock.
3 Mr. Robertson is the owner of 20% of the outstanding shares of SAC, which owns 9,403,168 shares or 68.3% of the Company's common stock.

Security Ownership of Management

     The following table sets forth information with respect to shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned beneficially by all directors, nominees and officers as a group as of April 15, 1998.



                                          Amount and Nature
                                            of Beneficial               Percent of
  Name of Beneficial Owner                    Ownership                    Class
  ------------------------                    ---------                    -----
Edward Carlin                                        --                       0%
William O. Fleischman                         6,582,217 (1)                47.8%
Leslie J. Kovacs                                     --                       0%
Brianne Murphy                                       --                       0%
Rick Hicks                                           --                       0%
All officers and directors as a               6,582,217                    47.8%
     group (5 persons)


1 Represents 6,582,217 shares held by SAC, which owns a total of 9,403,168 shares of the Company's common stock.

Item 13 - Certain Relationships and Related Transactions

         One director of the Company, Mr. William O. Fleischman is an officer of SAC. Please refer to "Security Ownership of Management" under Item 12 above.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements and financial statement schedules filed as part of this report are listed on the Index to Financial Statements and Schedules on page 16.

     Exhibits
     --------
     3.11        Certificate of Incorporation, as amended.
     3.22        By-Laws, as amended.
     10.13       Form of Non-Statutory Stock Option Agreement.
     10.24       Company's 1990 Stock Option Plan.
     16.15       Letter re change in certifying accountant dated January 24, 1997.
     16.26       Letter re change in certifying accountant dated  March 22, 1999.
     21.1        Subsidiaries of Registrant.

            1 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1987.

            2 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1988.

            3 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1989.

            4 Incorporated by reference to the Company's Registration Statement No. 33-37401 on Form S-8, filed on October 23, 1990.

            5 Incorporated by reference to the Company's Form 8-K Current Report dated January 22, 1996.

            6 Incorporated by reference to the Company's Form 8-K/A Current Report dated March 22, 1999.

(b)     Reports on Form 8-K
        Registrant filed no reports on Form 8-K during the fourth quarter of the year ended December 31, 1998.

(c)     Exhibits
        All exhibits required by Item 601 of Regulation S-K have been filed.

(d)     Financial Statement Schedules
        All other financial statement schedules which are required by the regulations of the Securities and Exchange Commission are either inapplicable or are included as part of Item 8 herein.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated:  April 15, 1999
                                           CAMERA  PLATFORMS INTERNATIONAL, INC

                                           By:/s/ Edward Carlin
                                               ---------------------------------
                                                         Edward Carlin
                                                    Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following officers and directors of Camera Platforms International, Inc., on behalf of the Company, in the capacities and in the dates indicated.



April 15, 1999        Chairman of the Board
                      and Chief Executive Officer        By: /s/Edward Carlin
                                                            --------------------
                                                                EdwardCarlin

April 15, 1999        Chief Financial Officer            By: /s/Scott Haykin
                                                            --------------------
                                                               Scott Haykin

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                  EXHIBIT INDEX

     3.1(1)      Certificate of Incorporation, as amended.
     3.2(2)      By-Laws, as amended.
     10.1(3)     Form of Non-Statutory Stock Option Agreement.
     10.2(4)     Company's 1990 Stock Option Plan.
     16.1(5)     Letter re change in certifying accountant dated January 24,
                 1997.
     16.2(6)     Letter re change in certifying accountant dated  March 22,
                 1999.
     21.1        Subsidiaries of Registrant.

            1 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1987.

            2 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1988.

            3 Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1989.

            4 Incorporated by reference to the Company's Registration Statement No. 33-37401 on Form S-8, filed on October 23, 1990.

            5 Incorporated by reference to the Company's Form 8-K Current Report dated January 22, 1996.

            6 Incorporated by reference to the Company's Form 8-K/A Current Report dated March 22, 1999.