Form 10-Q
period 1999-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 1999-05-18
CIK 775714

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-Q


[Mark one]
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934

For the quarterly period ended MARCH 31, 1999

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

                           (818) 623-1700
      	(Registrant=s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 1999.

           	Common Stock $.0005 par value		        13,768,228
	             (Class)				                        (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.

                                 	INDEX


                                                                 Page Number

PART 1.  FINANCIAL INFORMATION:

Item 1.	Financial Statements:

        Condensed Consolidated Balance Sheets
               at March 31, 1999, and December 31, 1998	           3

        Condensed Consolidated Statements of Operations for the
               Three Months ended March 31, 1999 and 1998          4

        Condensed Consolidated Statements of Cash Flows for the
       		Three Months ended March 31, 1999 and 1998	   5

        Notes to Condensed Consolidated Financial Statements       6

Item 2.	Management's Discussion and Analysis of Financial
               Condition and Results of Operations                 9


PART II.   OTHER INFORMATION		                           10

           Signature Page		                           11


                         CAMERA PLATFORMS INTERNATIONAL, INC

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                             	March 31,     December 31,
	                                           1999           1998
                                                 --------      ---------
	                    ASSETS
Current Assets
    Cash	                                  $    33,000  $     26,000
    Accounts receivable, less allowance
       for doubtful accounts of $7,000
       in 1999 and $89,000 in 1998                    114,000       153,000
    Current maturities of net investment
       in sales-type lease and installment sale        43,000  	     43,000
    Inventories  	                              981,000       964,000
    Prepaid expenses and other current assets         229,000       191,000
                                                    _________      _________

	     Total current assets  		    1,400,000	  1,377,000

Property and equipment, net of depreciation,
    amortization and rental asset
    valuation allowance                             2,327,000     2,644,000
Net investment in sales-type lease and installment
    sale,net of current maturities                     26,000        38,000
Deposits and other assets                              12,000	     56,000
                                                    ----------   ----------

             Total current and long term assets   $ 3,765,000  $  4,115,000
                                                   ==========    ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                              $ 1,216,000 	$ 1,220,000
    Current maturities of long-term debt 	    1,195,000     1,195,000
    Customer deposits                                 151,000        19,000
    Deferred revenue                                   51,000        29,000
    Other current liabilities                         209,000       192,000
                                                    ---------     ---------
               Total current liabilities            2,822,000	  2,655,000

Long-term debt, net of current maturities           3,744,000     3,747,000

Commitments and contingencies

Shareholders' Equity
    Common stock - $.0005 par value; 15,000,000
    shares authorized; 13,768,228 shares issued
    and outstanding                                    	7,000         7,000
   	Additional paid-in capital      	   23,550,000    23,547,000
    Accumulated deficit                           (26,358,000)  (25,841,000)
                                                   -----------  ------------
               Total shareholders' deficit         (2,801,000)   (2,287,000)
                                                   ----------- ------------
                       				  $ 3,765,000   $ 4,115,000
                                                  ===========   ===========

Note: The balance sheet at December 31, 1998 was derived from the unaudited financial statements at that date.

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    CAMERA PLATFORMS INTERNATIONAL, INC

               	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               	(Unaudited)

                                                   Three months ended
                                      	    March 31, 1999   March 31, 1998
                                            -------------     -------------
Revenues
    Net product sales                       $     52,000      $     61,000
    Revenues from rental operations              305,000       	   532,000
                                           	--------   	   -------
                                               	 357,000       	   593,000

Expenses
    Cost of sales                              	  27,000	    35,000
    Cost of rental operations               	 361,000           498,000
    Selling, general and administrative     	 320,000           491,000
                                                 -------           -------
                                              	 708,000       	 1,024,000
                                                 -------         ---------
Operating loss                                 	(351,000)     	  (431,000)
Interest expense, net                           (142,000)          (65,000)
Other income (expenses), net	                  28,000             5,000
Net loss from discontinued operations	         (52,000)            ---
                                                ---------         --------

NET LOSS                                     $ ($517,000)      $ ($491,000)
                                             =============      =============

BASIC AND DILUTED LOSS PER SHARE             $     (0.04)      $     (0.04)
                                             =============      =============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           13,768,228      	 12,418,228


   	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            CAMERA PLATFORMS INTERNATIONAL, INC.

                	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  	(Unaudited)

                                                 Three months ended
                                          March 31, 1999	March 31, 1998
                                           ---------------     --------------
OPERATING ACTIVITIES
    Net loss                                    ($517,000)         ($491,000)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
          Depreciation and amortization	          171,000             97,000
          Gain on sale of equipment	           (2,000)           (15,000)
          Credit for doubtful accounts            (82,000)              ---
          Changes in assets and liabilities:
                Accounts receivable	          121,000            (21,000)
                Inventories	                  (17,000)          (259,000)
                Installment sales                  12,000              ---
                Prepaid expenses and other
                   current assets                 (38,000)           (26,000)
                Deposits and other assets	   44,000              ---
            	Accounts payable                   (4,000)           214,000
                Accrued liabilities                17,000              2,000
                Customer deposits                 132,000             26,000
                Deferred revenue                   22,000              7,000
                                                 ---------          ---------
    NET CASH USED IN OPERATING ACTIVITIES        (141,000)          (466,000)
                                                 ---------          ---------

INVESTING ACTIVITIES
    Purchases of property and equipment            ---              (337,000)
    Net proceeds from sale of equipment	          148,000              9,000
                                                 --------           ---------
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                        148,000     	    (328,000)
                                                 --------           --------

FINANCING ACTIVITIES
    Proceeds from borrowings from
      short-term debt	                             ---             190,000
    Proceeds from borrowings under long-term
      credit facility 	                             ---             707,000
    Repayment of borrowings from
      short-term debt 	                           (2,000)	     (10,000)
    Repayment of borrowings under long-term
      credit facility                                ---            (100,000)
    Proceeds from issuance of stock options         2,000              ---
                                                   -------          ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES        ---              787,000
                                                   -------          -------
NET INCREASE (DECREASE) IN CASH                     7,000             (7,000)
CASH AT BEGINNING OF PERIOD                        26,000             77,000
CASH AT END OF PERIOD                            $ 33,000          $  70,000
                                                 ========          =========

SUPPLEMENTAL DISCLUSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest	                    	 $147,000           $ 34,000
         Income taxes                                ---                ---


     	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORM INTERNATIONAL, INC.
          NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	                              (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Camera Platforms International Inc. (the "Company" or "Shotmaker") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - BANKRUPTCY OF SUBISIDIARIES

On April 2, 1999, the Company's wholly owned subsidiaries Shotmaker Dollies, Inc. and Shotmaker Sound, Inc. filed for protection under Chapter 7 of the federal bankruptcy code. Neither Shotmaker Dollies nor Shotmaker Sound have substantial assets. The filing of the bankruptcies is not expected to impact the operations of the Company.

NOTE 3 - INVENTORIES


                                               March 31,	December 31,
                                                 1999              1998
                                              ----------      ----------
Work in progress 	                       $ 454,000      	$ 454,000
Finished goods                              	 527,000 	  510,000
                                              ----------       ----------
                                               $ 981,000      	$ 964,000
                                              ==========       ==========

NOTE 4 - PROPERTY AND EQUIPMENT


                                               March 31, 	December 31,
	                                         1999             1998
                                            ------------        -----------
Equipment available for lease               $ 6,395,000     	$ 6,523,000
Machinery and equipment                         351,000             390,000
Leasehold improvements                           63,000              73,000
Furniture and fixtures                           77,000              94,000
Vehicles                                    	132,000             143,000
                                            -----------         -----------
                                            $ 7,018,000         $ 7,223,000

Less accumulated depreciation
      and amortization                        4,151,000      	  4,037,000
Less rental asset valuation allowance          	542,000             542,000
                                            -----------         -----------
                                            $ 2,325,000     	$ 2,644,000
                                            ===========         ===========

                           CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   	(Unaudited)

NOTE 5 - LONG TERM DEBT

In October, 1997 the Company secured a $2.5 million credit facility, consisting of (1) $1,250,000 term loan, (2) $750,000 revolving line of credit and (3) $500,000 inventory equipment line of credit, with interest at reference rate plus 2% (effective rate of 10.5 % at March 31, 1999), with Foothill. The original maturity of the loan was January 15, 2000. The term loan required monthly principal reductions of $25,000. The loans refinanced an earlier credit facility totaling $850,000 which matured October 15, 1997.

Subsequently, Foothill advanced $1 million for the purchase of Production Services - Atlanta ("PSA") and $1.25 million for the purchase of Fluid Images, Inc.

On December 22, 1998, the Company entered into a forbearance agreement with Foothill. The agreement called for $37,959 to be paid to Foothill upon the sale of the assets of Shotmaker Sound to be applied against past due interest; no further advances under any of the notes; and an extension of the due date of all the notes to February 15, 2001. As part of the agreement, past due interest of $92,000 together with an annual renewal fee of $32,000, was added to principal. The agreement called for interest only payments for ninety days, with monthly principal payments of $45,200 plus interest commencing with the April 15, 1999 payment. As of May 15, 1999 the Company had not paid the interest or principal due April 15 or May 15.

The Company is obligated under a promissory note due to the former shareholders of PSA of $500,000, bearing interest at 8% payable quarterly, principal all due and payable April, 2001. The note is unsecured. At March 31, 1999, the Company was in default of interest payments under the note.

The Company is obligated under a promissory note due to the former shareholders of Fluid Images, Inc. of $750,000, bearing interest at 10%, interest payable quarterly, with annual principal payments of $250,000. The note is unsecured. At March 31, 1999, the Company was in default of interest payments under the note.

The Company has a $250,000 unsecured obligation to the former majority shareholder of the Company, bearing interest at the Bank of Boston reference rate (7.75% at March 31, 1999) which was due and payable together with accrued interest thereon on April 11, 1998. Demand has been made on the note, but no further action or discussions have taken place.

The Company has a $150,000 unsecured obligation to an unrelated third party which is convertible to 600,000 shares of common stock, interest payable monthly at reference rate plus

                    CAMERA PLATFORMS INTERNATIONAL, INC.

       NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	                             (Unaudited)

2% (9.75% at March 31, 1999). Principal together with unpaid interest was due January, 1999. The Company failed to pay the note upon maturity, demand was made, and litigation commenced. On May 11, 1999, the obligee was granted a judgment by the United States District Court, Northern District of Illinois, in the amount of $168,819.

The Company is financing its remaining obligation on its purchase of the worldwide rights to the "Enlouva" patents and trademark over thirty-five equal monthly installments of $1,000, including interest at 10%. The note matures December 1999. In the event of default, the seller is entitled to collect money damages, restoration to the right of the name "Enlouva", the right to manufacture and sell cranes under the "Enlouva" name, and the
restoration of parts shipped.   As of May 15, 1999, the Company was in
arrears six payments.

NOTE 6 - DISPOSITIONS

On February 1, 1999, Shotmaker Sound, Inc. ("Sound"), the Company's wholly owned subsidiary sold the assets and business of Third Encore ("3E"). Terms of the sale were $133,050 and the execution of a consulting agreement with the Company through December 31, 1999 for $55,000, both payable in cash at the closing.

NOTE 7 - INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At March 31, 1999, the Company has net operating loss carryforwards of approximately $24 million for federal tax purposes, which expire from 2000 to 2013. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has net operating loss carryforwards of approximately $6 million for California tax purposes, which expire from 1999 to 2003. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities.

At March 31, 1999, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation

                            CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (Unaudited)


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses of $517,000 in the current quarter, $3,597,000 in fiscal 1998, $737,000 in 1997, and $1,883,000 in 1996, and now
shows a negative shareholders' equity. The Company also recorded negative cash flows from operation of $143,000 in the current quarter and $1,552,000 in 1998, and continues to be in default on its borrowing facilities. The Company has been able to secure financing to support operations to date, but there is no assurance that funding will be available to support operations in the future.

The Company's continued ability to operate is dependent on its ability to either extend or refinance its existing debt forbearance agreement, liquidate significant assets, or raise additional capital. Management is actively seeking a potential buyer for its Akela Crane division and other assets, and is negotiating with its lender to extend the terms of its credit facility. There can be no assuranced that this sale or any other will occur, or that the credit facility will be extended in an manner that allows the Company to continue it operations in its present form. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RESULTS OF OPERATIONS

The following analysis compares the three months ended March 31, 1999, with the three months ended March 31, 1998.

The Company's revenue for the first quarter of 1999 decreased by $236,000 or 40% as compared with the corresponding period of the prior year.

First quarter 1999 net product sales decreased by $9,000 or 15% as compared to the corresponding period of the prior year. Gross margin on net product sales for the three month period ended March 31, 1999 increased 5% from the prior comparable period due to higher profit margins on sales of used equipment.

For the three month period ended March 31, 1999 revenues from rental operations decreased by $227,000 or 43% as compared to the corresponding
period of the prior year.   Included in the first quarter of 1998 were
rentals from Shotmaker Sound of $161,000, which was sold as of February 1, 1999. Included in March 1999 rental revenue is $85,000 of Akela crane rentals, which did not commence until June, 1998. Camera car rentals were down 27% and dolly and crane rentals were down 56% from the prior year period.

Costs of rental operations decreased $137,000, or 27% from the prior period. $84,000 of that

                        CAMERA PLATFORMS INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (unaudited)

decrease is associated with the sale of Shotmaker Sound. An increase of $118,000 in 1999 is attributable to the Akela crane rental operations. Excluding Sound and Akela, cost of rental operations decreased $171,000, primarily due to decreases in payroll, insurance, supplies and repairs and maintenance expensess.

Selling, general and administrative expense for the three month period ended March 31, 1999 decreased by $171,000 or 35% compared to the corresponding period of the prior year due to reductions in payroll, advertising, legal and accounting and travel expenses.

Interest expense for the three month period ended March 31, 1999 increased by $77,000 or 118% compared to the corresponding period of the prior year. The increase in interest costs is mainly due to the Company's increased debt burden from acquisitions in 1998 and to fund Company's continued operating losses.

The net loss for the three month period ended March 31, 1999 was $517,000 compared with a loss of $491,000 in the first quarter of 1998. Basic and diluted loss per share of common stock remained unchanged.



PART II - OTHER INFORMATION


Items 1,2,3 and 5

	Not  applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

	None

Item 6.	Exhibits and Reports on Form 8-K.

	The Company filed a report on Form 8-K dated March 10, 1999 reporting a change in it independent auditors.  The filing was amended by Form 8K/A dated March
 22, 1999 to provide additional information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CAMERA PLATFORMS INTERNATIONAL, INC.
May 15, 1999                   	S/Edward Carlin
                                By:
                                  Edward Carlin
                                  Chief Executive Officer

May 15, 1999                    	S/Scott Haykin
                                 By:
		                   Scott Haykin
                                   Chief Financial Officer