Form 10-Q
period 1999-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 1999-08-06
CIK 775714

                           	UNITED STATES
	                  SECURITIES AND EXCHANGE COMMISSION
	                      Washington, D.C.  20549

                              	FORM 10-Q
[Mark one]
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended JUNE 30, 1999

	OR

[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number:  0-14675

               			CAMERA PLATFORMS INTERNATIONAL, INC.
	       (Exact name of registrant as specified in its charter)

                    Delaware       		      95-4024550
	(State or other jurisdiction)	 (IRS Employer Identification No.)
  of incorporation or organization)

           10909 Vanowen Street, North Hollywood, California  91605
        	(Address of principal executive offices)   (Zip Code)

                            (818) 623-1700
       	   (Registrants telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.
	Common Stock $.0005 par value		        13,768,228
	            (Class)	                   (Number of shares)

                  CAMERA PLATFORMS INTERNATIONAL, INC
 	                             INDEX

                                                                    Page Number
PART I.   FINANCIAL INFORMATION:

   Item 1.   Financial Statements:

             Condensed Consolidated Statement of Financial Position
             at June 30, 1999, and December 31, 1998	                  3

             Condensed Consolidated Statement of Operations for the
             Three Months ended June 30, 1999 and 1998 and the
             Six Months ended June 30, 1999 and 1998                   4

             Condensed Consolidated Statement of Cash Flows for the
             Six Months ended June 30, 1999 and 1998		                 5

             Notes to Condensed Consolidated Unaudited Financial
             Statements		                                              6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations		                     11


PART II.   OTHER INFORMATION		                                         13

Signature Page				                                                     13

                      CAMERA PLATFORMS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                             (Unaudited)

                                          	       June 30,	   December 31,
	                                                  1999          1998
                                ASSETS

Current Assets
     Cash                                       $     16,000	$   26.000
     Accounts receivable, less allowance
     for doubtful accounts of $7,000 in
     1999 and $46,000 in 1998                      	 127,000   	153,000
    	Current maturities of net
     Investment in sales-type lease
	    and installment sales                            43,000    	43,000
     Inventories                             	       873,000    964,000
     Prepaid expenses	                               240,000    191,000
                                                   ---------   ---------
                 Total current assets              1,299,000 	1,377,000

Property and equipment, net of accumulated
   depreciation and a $542,000 rental asset
   valuation allowance                            	2,158,000 	2,644,000
Net investment in sales-type lease
   and installment sale, net of current
   maturities	                                        11,000    	38,000
Deposits and other noncurrent assets	                 32,000 	   56,000
                                                   ---------   ---------
                                                	 $3,500,000	$4,115,000
                                                  ==========  ==========


                    	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable 	                                $1,186,000 	$1,220,000
Current portion of long-term debt                	 4,466,000  	1,195,000
Customer deposits                                    	67,000     	19,000
Deferred Revenue	                                     36,000     	29,000
Other current liabilities	                           342,000     192,000
                                                   ---------   ---------
                 Total current liabilities	        6,097,000  	2,655,000

Long-term debt, net of current maturities          	500,000   	3,747,000

Shareholders' Equity
Common stock  $.0005 par value; 15,000,000
   shares authorized; shares issued and
   outstanding: 13,768,228 in 1999 and 1998          	7,000       	7,000
Additional paid-in capital                      	23,549,000  	23,547,000
Accumulated deficit                            	(26,653,000)	(25,841,000)
                                                ------------ ------------
                 Total shareholders' equity     	(3,097,000)  (2,287,000)
                                                ------------  -----------
                                               	 $3,500,000 	 $4,115,000
                                                ============  ===========



     	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                          	(Unaudited)

                                    Three months           Six months
                                    ended June 30,        ended June 30,
                                   1999   	    1998   	  1999   	   1998

Revenues

Sales                        $ 240,000  	$ 283,000   	$ 292,000    	$344,000
Rentals                    	   296,000 	   784,000 	    601,000    1,316,000
                             ---------   ---------    ---------    ---------
                              	536,000  	1,067,000    	 893,000    1,660,000
Expenses
Cost of sales                  124,000  	  214,000  	   151,000  	   249,000
Cost of rentals	               365,000  	  392,000    	 726,000    1,430,000
Selling, general and
  administrative              	211,000 	   553,000 	    531,000    1,044,000
                              --------   ---------    ---------    ---------
	                              700,000  	1,159,000   	1,408,000   	2,723,000
                              --------   ---------    ---------    ---------
Operating loss                (164,000)  	(632,000)  	 (515,000) 	(1,063,000)

Interest expense, net       	  148,000     	86,000     	290,000     	151,000
Other income (expense), net     17,000     	25,000    	  45,000  	    30,000
Net loss from discontinued
  operations                   	                        (52,000)
                            ----------- -----------  ----------- ------------
Net loss                    ($ 295,000)	($ 693,000)  ($ 812,000) ($1,184,000)
                            =========== ===========  =========== ============

Net loss per share
   of common stock             	($0.02)    	($0.05)     	($0.06)     	($0.09)



Weighted average number
  of shares outstanding     13,768,228  13,768,228   13,768,228   13,768,228

   	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               CAMERA PLATFORMS INTERNATIONAL, INC.
          	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                         	(Unaudited)

                                                 Six months ended
        	                                 June 30, 1999    June 30, 1998

OPERATING ACTIVITIES
Net loss                                	  	($ 812,000)     	($ 1,184,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                 	336,000           	326,000
(Gain) on sale of equipment                   	(32,000)
Provision (credit) for doubtful accounts      	(39,000)            	1,000
Changes in assets and liabilities:
Accounts receivable	                            65,000          	(295,000)
Inventories                                    	91,000       	 (1,029,000)
Installment sales	                              27,000
Prepaid expenses 	                             (49,000)          	(72,000)
Deposits and noncurrent assets	                 24,000          	 213,000
Accounts payable                              	(34,000)         	 494,000
Other current liabilities                     	233,000          	 342,000
                                               -------           --------

Net cash used in operating activities	        (190,000)        (1,204,000)

INVESTING ACTIVITIES
Purchases of property and equipment                           	(3,663,000)
Proceeds from sale of equipment      	         182,000             81,000
Purchase of goodwill and covenant
   not to compete 	                                           	(1,040,000)
                                               -------         ----------
Net cash provided by (used in)
   investing activities                      	 182,000       	 (4,622,000)

FINANCING ACTIVITIES
Proceeds from borrowings of short-term debt	                     	190,000
Principal payment on short-term debt	                            	(10,000)
Proceeds from borrowing of long-term debt	                     	4,754,000
Principal payment on long-term debt             (4,000)        	 (448,000)
Proceeds from issuance of stock                  2,000         	1,345,000
                                               -------          ---------
Net cash provided by financing activities      	(2,000)         5,831,000
                                               -------          ---------
Net increase (decrease)  in cash	              (10,000)            	5,000
Cash at beginning of year	                      26,000            	77,000
                                              --------          ---------
Cash at end of period                         $ 16,000          	$ 82,000
                                              ========          =========

Supplemental disclosure of cash flow information

     Cash paid during the period for:
              Interest                      	 $ 23,000          	$146,000
              Income taxes                     	 1,000


	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            CAMERA PLATFORMS INTERNATIONAL, INC.
     	  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           	(Unaudited)


NOTE 1  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - BANKRUPTCY OF SUBSIDIARIES

On April 2, 1999, the Company's wholly owned subsidiaries Shotmaker Dollies, Inc. and Shotmaker Sound, Inc. filed for protection under Chapter 7 of the federal bankruptcy code. On July 1, 1999, the trustee filed a report recommending to the court a finding of no assets for these debtors. The filing of the bankruptcies is not expected to impact the operations of the Company.

NOTE 3  -   INVENTORIES

                                            June 30,   	December 31,
	                                            1999   		      1998
Raw materials		                              $  -        	$  -
Work in process	                             	355,000      185,000
Finished goods		                              518,000  	   137,000
                                             --------     --------
	                                            $873,000 	   $322,000
                                             ========     ========

NOTE 4  -  PROPERTY AND EQUIPMENT

 			                                        June 30,      December 31,
	                                             1999   		      1998
Rental equipment                        		$6,395,000      	$6,523,000
Machinery and equipment		                    351,000         	390,000
Leasehold improvements                      		63,000          	73,000
Furniture and fixtures	                      	77,000           94,000
Automobiles and trucks		                     132,000    	     143,000
                                           ---------        ---------
	                                          7,018,000        7,223,000



Less accumulated depreciation and
    amortization		                         4,318,000 	      4,037,000
Less rental asset valuation allowance		      542,000      	   542,000
                                           ---------        ---------
		                                        $2,158,000      	$2,644,000
                                          ==========       ==========

NOTE 5  -  LONG TERM DEBT

In October, 1997 the Company secured a $2.5 million credit facility, consisting of (1) $1,250,000 term loan, (2) $750,000 revolving line of credit and (3) $500,000 inventory equipment line of credit, with interest at reference rate plus 2% (effective rate of 11.0% at June 30, 1999), with Foothill. The original maturity of the loan was January 15, 2000.
The term loan required monthly principal reductions of $25,000. The loans refinanced an earlier credit facility totaling $850,000 which matured October 15, 1997.

Subsequently, Foothill advanced $1 million for the purchase of Production Services - Atlanta ("PSA") and $1.25 million for the purchase of Fluid Images, Inc.

All the Foothill loans are cross-collateralized and are secured by substantially all of the assets of the Company.

On December 22, 1998, the Company entered into a forbearance agreement with Foothill. The agreement called for $37,959 to be paid to Foothill upon the sale of the assets of Shotmaker Sound to be applied against past due interest; no further advances under any of the notes; and an extension of the due date of all the notes to February 15, 2001. As part of the agreement, past due interest of $92,000 together with an annual renewal fee of $32,000, was added to principal. The agreement called for interest for ninety days, with monthly principal payments of $45,200 plus interest commencing with the April 15, 1999 payment.

Effective as of May 27, 1999, the Company entered into a second forbearance agreement with Foothill in which Foothill agreed to forbear from foreclosure until July 31, 1999 provided that the Company remit $5,000 per week in interest payments, and that the Company ratify the outstanding indebtedness to Foothill as of May 25, 1999 in the amount of $3,283,000. The Company further agreed, if requested by Foothill, to turn over physical possession of the collateral on July 31, 1999.

The Company is obligated under a promissory note due to the former shareholders of PSA of $500,000, bearing interest at 8% payable quarterly, principal all due and payable April, 2001. The note is unsecured. At June 30, 1999, the Company was in default of interest payments under the note. The former shareholders have filed suit for payment of the past due interest thereunder. (Note 6, "Litigation").

The former shareholders of Fluid Images, Inc. are holders of a promissory note in the principal amount of $750,000. The Company defaulted on interest payments due under the note. The former shareholders of Fluid Images, Inc. received an award in arbitration for the full amount of the promissory note in the principal sum of $750,000 plus accrued interest thereon from August 27, 1998 at the rate of 10% per annum together with attorneys' fees and costs (Note 6, "Litigation").

                        CAMERA PLATFORMS INTERNATIONAL, INC.

The Company has a $250,000 unsecured obligation to UST Inc., the former majority shareholder of the Company, bearing interest at the Bank of Boston reference rate (7.75% at March 31, 1999) which was due and payable together with accrued interest thereon on April 11, 1998. Demand has been made on the note, but no further action or discussions have taken place.

The Company failed to pay a $150,000 unsecured obligation to an unrelated third party upon maturity, demand was made, and litigation commenced.
On May 11, 1999 the United States District Court for the Northern District of Illinois entered a default judgment in favor of the obligee in the amount of $169,000 (Note 6, "Litigation").

The Company is financing its remaining obligation on its purchase of the worldwide rights to the "Enlouva" patents and trademark over thirty-five equal monthly installments of $1,000, including interest at 10%. The note matures December 1999. In the event of default, the seller is entitled to collect money damages, restoration to the right of the name "Enlouva", the right to manufacture and sell cranes under the "Enlouva" name, and the
restoration of parts shipped.   As of June, 1999, the Company was in arrears
of seven payments.

NOTE 6 - LITIGATION

Peterman v Camera Platforms International, De La Motte v Camera Platforms International. On July 2, 1997, the platform of a Panther Pegasus crane which had been leased by the Company to Mighty Joe Young Productions, Inc. ("MJY") fell, injuring the two operators who were on the platform. The Company's insurance carrier has assumed the defense of the matter. The Company is vigorously defending against the claims, and believes that the cause of the accident was operator error. In addition to its own policies, the Company is an additional named insured on the policies of MJY with respect to the lease of the crane. Management believes that exposure, if any, is fully covered by insurance. Trial is set for October 4, 1999.

Johnson v Camera Platforms International. The former shareholders of Fluid Images Inc., holders of a $750,000 unsecured obligation (Note 5) filed notice on February 1, 1999 with the American Arbitration Association requesting a binding arbitration hearing. The Company is in default under the provisions of the note, and Johnson has demanded payment in full pursuant to an acceleration provision in the note. The former shareholders of Fluid Images, Inc. were successful in their motion for summary judgment in arbitration, and received an award for the full amount of the promissory note in the principal sum of $750,000 plus accrued interest thereon from August 27, 1998 at the rate of 10% per annum together with attorneys' fees and costs. On July 13, the former shareholders filed a petition to confirm the arbitration award in Los Angeles Superior Court. The hearing is set for August 6, 1999.

Traba v Camera Platforms International. On February 17, 1999, Traba, the holder of a past due $150,000 unsecured obligation (Notes 5) filed suit in Federal Court in Chicago demanding payment in full, together with unpaid interest and attorney's fees. On May 11, 1999 the United States District Court for the Northern District of Illinois entered judgment in favor of

                     CAMERA PLATFORMS INTERNATIONAL, INC.

the obligee in the amount of $169,000.

JMYC v Camera Platforms International. On January 26, 1999, JMYC, former shareholders of PSA (Note 5), filed suit in Atlanta for past due interest payments and certain accounts receivable allegedly collected by the Company on its behalf but not paid over. The total claim is approximately $50,000, which has been accrued in the financial statements of the Company. On
July 16, 1999, the former shareholders of PSA filed their motion for entry of default judgment.

Crockett and Fish v Camera Platforms International. Crockett and Fish represented Cinemeccanica Italiana Srl. in its defense of an action brought by Leonard Studio Equipment Inc. The Company agreed to pay certain costs of defense on behalf of Cinemeccanica. On December 8, 1998, Crockett and Fish filed suit claiming $132,000 of unpaid attorneys' fees, which has
been accrued in the financial statements of the Company.   On May 19, 1999,
the Company entered into a settlement agreement in which it agreed to pay Crockett and Fish $120,000 in installments of $10,000 plus interest commencing August 1, 1999.

Atlas v Camera Platforms International. A claim by the Company's former President and Chief Operating Officer for breach of employment contract arising out of his termination in June, 1998 was settled in March, 1999. The agreement calls for a four month consulting contract at $10,000 per month, which will be recorded contemporaneously, and issuance of stock pursuant to previously granted options. As of July 30, 1999, no payments have been made under the agreement.

U.S. Bancorp Leasing & Financial v Camera Platforms International. US Bancorp filed suit on March 4, 1999 for damages of $165,000 and/or possession in connection with the lease of certain equipment. Default has been entered against the Company and a hearing regarding damages is set for September, 1999.

Prologis v Camera Platforms International   In December, 1998, a Tennessee
state judgment in the amount of $27,000 was entered in California against the Company for unpaid rent at its former Nashville location. The amount is accrued on the financial statements of the Company. The judgment remains unpaid.

Norman Industrial Metals v Camera Platforms International On May 13, 1999, the Company entered into a settlement agreement in which it agreed to pay $35,000 plus interest in monthly payments of $2,000 per month commencing July 1, 1999. The amount is accrued on the financial statements of the Company. The Company failed to make the payment due July, 1999.

Other. The Company is a defendant in various actions by creditors for claimed unpaid invoices. The aggregate amount of such claims is approximately $100,000. Such amounts are included in accounts payable.

NOTE 7 - INCOME TAXES
The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At June 30, 1999, the Company had net operating loss carry forwards of approximately $23 million for federal tax purposes, which expire from 2000 to 2013. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years is subject to significant annual limitations. The Company has California net operating loss carry forwards of approximately $4 million for tax purposes, which expire from 1999 to 2003. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities. At June 30, 1999, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

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

                     CAMERA PLATFORMS INTERNATIONAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (Unaudited)


LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses of $295,000 in the current quarter, $759,000 to date in 1999, and $3,597,000 in fiscal 1998, together with significant losses in previous years. The Company shows a negative shareholders' equity of $3,097,000. The Company also recorded negative cash flows from operations of $190,000 in the current quarter, $331,000 to date in 1999, and $1,522,000 in 1998. The Company is in default on all of its borrowing facilities. The Company has been able to secure financing to support operations to date, but there is no assurance that funding will be available to support the operations in the future.

The Company's continued ability to operate is dependent on its ability to extend its existing debt forbearance agreement, liquidate significant assets, or raise additional capital. In addition, significant concessions must be negotiated with the Company's subordinated lien holders and unsecured
creditors.   Management is negotiating with its primary lender to extend the terms of the credit facility, but this will not provide additional working capital for operations. Management is actively seeking buyers for its rental divisions. There can be no assurance that any sale will occur, or that the credit facility will be extended in a manner that allows the Company to continue its operations in its present form. The financial statements do not include any of the adjustments that might result from the outcome of this uncertainty.


RESULTS OF OPERATIONS
The following analysis compares the three months ended June 30, 1999, with the three months ended June 30, 1998, and the six months ended June 30, 1999, with the six months ended June 30, 1998.

The Company's revenues for the second quarter and first six months of 1999 decreased by 39% and 32%, respectively, as compared with the corresponding periods of the prior year. Both second quarter and year-to-date sales revenues decreased by 15% over the comparative periods of 1998. Revenue decreases were primarily associated with the closure of the Atlanta/Nashville operations, which accounted for $195,000 in rental revenue in the second quarter of 1998. International customers accounted for 83% of sales for the six month period, as compared with 68% in the second quarter of 1998.

                      CAMERA PLATFORMS INTERNATIONAL, INC

The Company's camera car rental revenues increased by 8% compared with the same quarter of 1998, while dolly and crane rental revenues decreased by 67%, exclusive of the effect of the closure of Atlanta/Nashville. Year to date, camera car revenues decreased by 8%, while dolly and crane rentals decreased by 64%.

Gross margin on sales increased from 24% in the second quarter of 1998 to 48% in the current quarter, primarily due to sales of the Company's Blue Dollies. Year-to-date sales gross margins increased from 28% in 1998 to 48% in 1999. The higher margins in the current year are due primarily to low margins on the first group of Shotmaker Blue Dollies delivered in 1998, which were imported at a high per unit cost. Rental gross margins increased from -38% in the second quarter of 1998 to -23% in the current quarter. Year-to-date rental gross margins increased from -28% to -21%. The increases in gross margin are due to lower personnel costs associated with layoffs in May, 1999 and the elimination of the substantial rental losses associated with the Atlanta, Nashville and New York operations in 1998 as a result of their closures. These decreases in costs were associated with a substantial decrease in revenues, modifying the effect on the gross margins.

Selling expense for the second quarter decreased by approximately 55% over 1998. Year-to-date, the decrease was 59%. The increase was attributable to decreased advertising and payroll. General and administrative expenses decrease 56% in the current quarter as compared with the corresponding quarter of 1998. Year-to-date, the decrease was 37%. The decreases are a result of substantial layoffs in May, 1999, together with lower costs associated with the closures of Atlanta/Nashville and New York.

Interest expense increased by 73% from the second quarter of 1998, and 92% year-to-date compared with 1998. The increase reflects the effect of the Company's borrowings to fund the purchase of the Atlanta/Nashville operations, net of repayments to Foothill Capital from the proceeds of the auction in November, 1998 of those assets, together with the debt incurred to purchase Fluid Images, Inc. (Akela Cranes).

The Company's net loss decreased $398,000 (57%) in the second quarter, and $430,000 (36%) year-to-date. $233,000 of the reduction is due to the closure of Atlanta/Nashville and New York. The net loss per share for the quarter decreased from $0.05 to $0.02, and the net loss per share for the six months decreased from $0.09 to $0.06.

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

PART II - OTHER INFORMATION

Items 1, 2, 3 and 5

	Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

	None

Item 6. The Company filed a report on Form 8-K dated June 10, 1999, reporting the resignation on May 24, 1999 of Edward Carlin as Chief Executive Officer, Chairman and member of the Board of Directors, and the subsequent resignations of Brianne Murphy and Leslie Kovaks as members of the Board of Directors. In addition the report disclosed the employment of Phillip Berardi as President and the appointment of Ronald J. Riddle as Chief Operating Officer and Chief Financial Officer.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                         /s/         PHILLIP BERARDI

Date:   July 30, 1999                   	Phillip Berardi
President

                                        /s/         RONALD J. RIDDLE

Date:   July 30, 1999                   	Ronald J. Riddle
Chief Financial Officer