Form 10-Q
period 1999-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 1999-11-12
CIK 775714

UNITED STATES
			                SECURITIES AND EXCHANGE COMMISSION
	          		           Washington, D.C.  20549

                                 FORM 10-Q

[Mark one]
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

	OR

[    ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number:  0-14675

                   CAMERA PLATFORMS INTERNATIONAL, INC.
               (Debtor-in-possession as of October 25, 1999)
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

                             Not Applicable
     	(Former name, former address and former fiscal year,
	           if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1999.

Common Stock $.0005 par value	            	       13,768,228
         (Class)		                          (Number of shares)

	             	  CAMERA PLATFORMS INTERNATIONAL, INC.
	                               INDEX

                                                                Page
                                                               Number
PART I.   FINANCIAL INFORMATION:

    Item 1.	Financial Statements:

    Condensed Consolidated Statement of Financial Position
     at September 30, 1999 , and December 31, 1998		           3

   Condensed Consolidated Statement of Operations for the
    Three Months ended September 30, 1999 and 1998, and
    the Nine Months ended September 30, 1999 and 1998		        4

   Condensed Consolidated Statement of Cash Flows for the
    Nine Months ended September 30, 1999 and 1998		            5

   Notes to Condensed Consolidated Unaudited Financial
    Statements                                                 6

   Item 2.	Management's Discussion and Analysis of
     Financial Condition and Results of Operations             11


PART II.   OTHER INFORMATION		                                 14


   Item 1.	Legal Proceedings       		                          14

		Signature Page		                                             14


                             CAMERA PLATFORMS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                (Debtor-in-Possession)
                                      (Unaudited)

                                        	September 30,	   December 31,
	                                            1999	       1998
                                         ASSETS
Current Assets
 Cash                                             $   12,000	  $    26,000
 Accounts receivable, less allowance for
     doubtful accounts of $5,000 in 1999
     and $87,000 in 1998                             125,000	      153,000
 Current maturities of net investment in
     sales-type lease and installment sale            36,000	       43,000
 Inventories                                         821,000	      964,000
 Prepaid expenses                                    213,000	      191,000
		Total current assets	                            1,207,000	    1,377,000

 Property and equipment, net of accumulated
    depreciation and a $542,000 rental asset
    valuation allowance                            1,976,000	    2,644,000
 Net investment in sales-type lease and
    installment sale, net of current maturities       10,000	       38,000
 Deposits and other noncurrent assets                 22,000        56,000
 	                                                $3,215,000	   $4,115,000


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Accrued Liabilities			                           $   39,000     $      -
 Deferred Revenue                                     21,000        29,000
                Total current liabilities             60,000 	      29,000

Liabilities subject to compromise                  6,418,000     6,373,000

Shareholders' Equity
 Common stockn$.0005 par value; 15,000,000
   shares authorized; shares issued and
   outstanding: 13,768,228 in 1999 and 1998 	          7,000  	      7,000
 Additional paid-in capital                       23,549,000    23,547,000
 Accumulated deficit                             (26,819,000)  (25,841,000)

               Total shareholders' equity 	       (3,263,000)	  (2,287,000)
	                                                 $3,215,000  	 $4,115,000

	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 			CAMERA PLATFORMS INTERNATIONAL, INC
	            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (Debtor-in-possession)
                              	(Unaudited)

                       				    Three months ended       Nine months ended
                            					September 30,            September 30,
	                              1999        1998          1999      1998
Revenues

Sales	                         $155,000     $159,000     $447,000     $503,000
Rental     	                    344,000      671,000      945,000    1,987,000

                                499,000      830,000    1,392,000    2,490,000

Expenses

Cost of sales                    94,000     	 58,000      245,000    	 306,000
Cost of rentals	                334,000      866,000    1,060,000    2,297,000
Selling, general and
     administrative             175,000     	380,000      706,000    1,425,000
                                603,000    1,304,000    2,011,000    4,028,000

Operating (loss)               (104,000)    (474,000)    (619,000)  (1,538,000)

Interest expense, net           140,000     	184,000      430,000  	   334,000
Other income (expense), net      28,000  	     2,000       73,000  	    32,000
Net operating loss (gain)
 from discontinued operations   (50,000) 	      -           2,000        -

                                 62,000     	182,000      359,000  	   302,000

Net Income (loss)	            ($166,000)   ($656,000)   ($978,000) ($1,840,000)



Net Income (loss)
 per share of common stock      ($0.02)     	($0.05)     ($0.07)      ($0.14)


Weighted average number of
  shares outstanding          13,768,228  13,768,228   13,768,228   13,009,895

      	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

			               CAMERA PLATFORMS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Debtor-in-possession)
                              (Unaudited)

                                                   Nine months ended
                                	  September 30, 1999      	September 30, 1998
OPERATING ACTIVITIES
  Net loss		                                    ($ 978,000) 	 ($1,840,000)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
  Depreciation and amortization	                   504,000  	     604,000
  Gain on sale of equipment                        (42,000)          -
  Provision (credit) for doubtful accounts         (82,000) 	        -
  Changes in assets and liabilities:
    Accounts receivable and investment
       in leases                                   145,000  	     (54,000)
    Inventories                                    143,000     (1,261,000)
    Prepaid expenses                               (22,000) 	      (1,000)
    Deposits and noncurrent assets	                 34,000        222,000
    Accounts payable                               (69,000)       657,000
    Other current liabilities                      121,000         72,000

     Net cash used in operating activities	       (246,000)    (1,701,000)

INVESTING ACTIVITIES
  Purchases of property and equipment                -         (3,663,000)
  Proceeds from sale of equipment	                 206,000         81,000
  Purchases of goodwill and covenant not
     to compete                                       -        (1,040,000)

    Net cash (used in) investing activities        206,000	    (4,622,000)

FINANCING ACTIVITIES
  Proceeds from borrowings of short-term debt	      28,000        585,000
  Principal payments on short term debt	               -          (12,000)
  Proceeds on borrowing of long-term debt      	       -	       5,215,000
  Principal payments on long-term debt	             (4,000)      (851,000)
  Proceeds from issuance of common stock             2,000      1,350,000

    Net cash provided by financing activities       26,000      6,287,000


Net (decrease) in cash                             (14,000)       (36,000)
Cash at beginning of year	                          26,000         77,000
Cash at end of period	                           $  12,000 	     $ 41,000


Supplemental disclosure of cash flow information
    Cash paid during the period for:
         Interest                                 $241,000       $325,000
         Income taxes	       	                      -               1,000

	  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

	                 CAMERA PLATFORMS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             	(Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2  -  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On September 24, 1999, Camera Platforms International, Inc. was served with a notice by the clerk of the United States Bankruptcy Court that, on September 17, 1999, a petition under Title 11, United States Code, was filed against the Company praying for an order for relief under Title 11, Chapter 7 or 11 of the United States Code.

On October 14, 1999, the Company filed an answer to the court in the form of a Debtor's Consent to Entry of an Order for Relief Under Chapter 11 of Title 11 of the Untied States Code, and such an entry was ordered by the United States Bankruptcy Court, Central District of California, San Fernando Valley
Division ("Bankruptcy Court"), on October 25, 1999, under case number
99-20947 GM ("Bankruptcy Case"). The Company is currently operating its business as debtor-in-possession pursuant to the Bankruptcy Code.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses and negative cash flows from operations and the filing of the involuntary and voluntary petitions referred to above, raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to submit a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (1) the Company's ability to comply with the use of cash collateral agreement negotiated with its secured lender, (2) confirmation of a plan of reorganization under the Bankruptcy Code, (3) the Company's ability to achieve profitable operations before and after such confirmation and (4) the Company's ability to generate sufficient cash from operations to meet it obligations.

                     CAMERA PLATFORMS INTERNATIONAL, INC.

As a result of the Bankruptcy, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and approved by the Bankruptcy Court. Although the Company expects to file a reorganization plan that provides for emergence from bankruptcy in 2000, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any such plan will be consummated. As provided by the Bankruptcy Code, the Company initially has the exclusive right to submit a plan of reorganization for 120 days. Further extension may be sought and may be granted or rejected by the Bankruptcy Court. If the Company fails to file a plan of reorganization during such period or if the plan is not accepted by the required number of creditors, any party in interest may subsequently file its own plan of reorganization for the Company. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock is highly speculative.

A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 filing.

NOTE 3  -   INVENTORIES

                                               September 30, 	December 31,
	                                                   1999          1998
Raw materials		                                $     -   	    $   -
Work in process		                               320,000	        185,000
Finished goods		                                501,000         137,000
	                                              $821,000	       $322,000

NOTE 4 -  PROPERTY AND EQUIPMENT

	                                             September 30,    December 31,
   	                                              1999            1998
Rental equipment                  	         	  $6,313,000      $6,523,000
Machinery and equipment                           340,000         390,000
Leasehold improvements                             63,000          73,000
Furniture and fixtures		                           77,000          94,000
Automobiles and trucks		                          119,000         143,000
                                               $6,912,000      $7,223,000
	                                                                                               $6,912,000		$7,223,000
Less accumulated depreciation and amortization	 4,394,000       4,037,000
Less rental asset valuation allowance		           542,000         542,000
		                                             $1,976,000      $2,644,000

               			CAMERA PLATFORMS INTERNATIONAL, INC.

NOTE 5  -  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under long-term debt, and also include accounts payable, accrued interest, customer deposits and other accrued expenses. These amounts represent the Company's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustment based on negotiations, actions of the Bankruptcy Court, further development with respect to disputed claims, future rejection of additional executory contracts of expired leases, determination as to the value of any collateral securing claims or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Case.

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.

		                                          September 30, 1999
	Accounts payable            	                    $1,151,000
	Customer deposits	                                   53,000
	Accrued expenses                                    248,000
	Long-term debt	                                   4,966,000

            		                                    $6,418,000

NOTE 6  -  BORROWINGS

In October, 1997 the Company secured a $2.5 million credit facility, consisting of (1) $1,250,000 term loan, (2) $750,000 revolving line of credit and
(3) $500,000 inventory equipment line of credit, with interest at reference rate plus 2% (effective rate of 11 % at June 30, 1999), with Foothill.
The original maturity of the loan was January 15, 2000. The term loan required monthly principal reductions of $25,000. The loans refinanced an earlier credit facility totaling $850,000 which matured October 15, 1997.

Subsequently, Foothill advanced $1 million for the purchase of Production
Services - Atlanta ("PSA") and $1.25 million for the purchase of Fluid Images,
Inc.

           			CAMERA PLATFORMS INTERNATIONAL, INC.

Al the Foothill loans are cross-collateralized and are secured by substantially all of the assets of the Company.

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

As part of the Bankruptcy Case, the Company is in negotiation with Foothill to use cash collateral on an interim basis. Such an agreement would authorize the use of cash collateral solely to pay the Company's ordinary and necessary business expenses of operation as set forth in budget mutually agreed upon between the parties. The draft stipulation is calls for, among other things, mandatory sales of deemed excess rental equipment pursuant to an agreed upon schedule, with gross proceeds from such sales to be remitted to Foothill. In addition, the Company would agree to continue to pay Foothill $5,000 per week, and to be bound by certain budget targets for net income.

NOTE 7 - LITIGATION

All pending litigation is subject to an automatic stay as a result of the bankruptcy filing (Note 2). Based upon negotiation, adjudication or other action by the Bankruptcy Court, amounts with respect to disputed claims may increase the amounts of liabilities subject to compromise recorded by the Company. Amounts past due which have been subject to litigation are included in the amounts recorded as of September 30, 1999.

NOTE 8 - INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At September 30, 1999, the Company had net operating loss carry forwards of approximately $23 million for federal tax purposes, which expire from 2000 to 2013. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years is subject to significant annual limitations. The Company has California net operating loss carry forwards of approximately $4 million for tax purposes, which expire from 1999 to 2003.
The Company also has federal research and development credits of approximately
$64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities. At September 30, 1999, total deferred tax


                         CAMERA PLATFORMS INTERNATIONAL, INC.
assets, consisting principally of net operating loss carry forwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

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

                 CAMERA PLATFORMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Unaudited)

LIQUIDITY AND CAPITAL RESOURCES
    	The Company's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern;
the ability of the Company to operate pursuant to the terms of the agreement for the use of cash collateral with its secured lender; the ability of the Company to operate successfully under a Chapter 11 proceeding; approval of plans and activities by the Bankruptcy Court; risked associated with operating a business in Chapter 11; the ability of the Company to create and have a approved a reorganization plan in the Chapter 11 Case, adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain products and negotiate terms with vendors and service providers for current orders; the ability to develop, fund and execute an operating plan for the Company; and potential adverse publicity.

OVERVIEW
    	As a result of the Company's failed negotiations with certain holders of unsecured long-term debt, certain creditors filed a petition on September 17, 1999, under Title 11, United States Bankruptcy Code, praying for an order for relief under Title11, Chapter 7, of the United States Bankruptcy Code.

  		On October 14, 1999, the Company filed an answer to the court in the form of a Debtor's Consent to Entry of an Order for Relief Under Chapter 11 of Title
11 of the United States Code, and such an entry was ordered by the United
States Bankruptcy Court, Central District of California, San Fernando Valley
Division ("Bankruptcy Court"), on October 25, 1999  under case number
99-20947 GM.  The Company is currently operating its business as debtor-in-
possession pursuant to the Bankruptcy Code.

   	As a result of the Bankruptcy, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Company may not be enforced.  In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations.  Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and approved by the Bankruptcy
Court.  Although the Company expects to file a reorganization plan that provides for emergence from bankruptcy in 2000, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the
Bankruptcy Court, or that any such plan will be consummated.  As provided by the Bankruptcy Code, the Company initially has the exclusive right to submit a plan of reorganization for 120 days.  Further extension may be sought and may be granted or rejected by the Bankruptcy Court.  If the Company fails to file a plan of reorganization during such period or if the plan is not accepted by the required number of creditors, any party in interest may

                      CAMERA PLATFORMS INTERNATIONAL, INC.

subsequently file its own plan of reorganization for the Company. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code.
The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock is highly speculative.

    	A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustments to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 filing.

   	As part of the Bankruptcy Case, the Company is in negotiation with Foothill to sue cash collateral on an interim basis.  Such an agreement would authorize the use of cash collateral solely to pay the Company's ordinary and necessary business expenses ofoperation as set forth in budget mutually agreed upon between the parties. The draft stipulation is calls for, among other things, mandatory sales of deemed excess rental equipment pursuant to an agreed upon schedule, with gross proceeds from such sales to be remitted to
Foothill.  In addition, the Company would agree to continue to pay Foothill
$5,000 per week, and to be bound by  certain budget targets for net income.

RESULTS OF OPERATIONS
     The following analysis compares the three months ended September 30, 1999, with the three months ended September 30, 1998, and the nine months ended
September 30, 1999, with the nine months ended September 30, 1998.

Third quarter 1999 results compared with third quarter 1998

     The Company's revenue for the third quarter decreased by 15% compared with
the same period of 1998.   Camera car rentals were down less than 2%.  Dolly and
crane rentals decreased form $119,835 in 1998 to $72,735 in 1999, or almost 40%.
Akela crane rentals decreased 11% from $109,426 to $97,614.

     Dolly, crane and accessory sales revenues remained virtually unchanged, decreasing from $159,000 to $155,000, but the gross margin on sales decreased
40% from third quarter of 1998.

     The gross margin decreased 15% in 1999, due to a combination of lower revenues on rentals of camera cars, and dollies and cranes rentals relative to the fixed overhead departmental expenses included in the cost of rentals and sales.

     Selling expenses decreased 46%, and general and administrative expenses decreased approximately 49% over the same quarter of 1998, due primarily to staff reductions.

     The net loss for the quarter was $166,000 compared with a loss of $663,000 for the same period of 1998.

                         CAMERA PLATFORMS INTERNATIONAL, INC.

   	Nine months ended September 30, 1999 compared with nine months ended
    September 30, 1998

    The Company's year-to-date revenuew were 17% lower that in 1998. Dolly and crane rentals decreased 58% from the prior year. Akela crane revenues increased 56%, but when adjusted for the May, 1998 purchase date, revenues actually decreased almost 40% from the previous year. Camera car rentals decreased 6%. amd sales revenues were down 11%.

     Cost of camera car rentals decreased from 101% of revenues in 1998 to 68% of revenues in 1999. The lower revenues were offset by departmental personnel and cost reductions. Cost of dolly and crane rentals increased from 108% of revenues in 1998 to 194% in 1999. Departmental expenses were down $134,000, but reduction was insufficient to offset the large reductions in revenues.

    Selling expenses were $210,000 lower than the same period in 1998. General and administrative expenses decreased by $411,000, reflecting a substantial reduction in payroll and payroll-related expenses, together with reduced legal fees.

    Interest expense increased from $335,000 in 1998 to $430,000 in 1999, due to the debt incurred in the acquisition of PSA and Fluid Images, as well as increased debt the Company incurred to fund ongoing operational losses.

    The year-to-date loss of $978,000 compares favorably with the $1,840,000 loss experienced by the Company for the first nine months of 1998.

International Sales

     International sales are not a material component of the Company's total revenues.

Inflation

     Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in the next twelve months.

PART II - OTHER INFORMATION

Item 1.	Litigation.

All pending litigation is subject to an automatic stay as a result of the Chapter 11 filing. Based upon negotiation, adjudication or other action by the Bankruptcy Court, amounts with respect to disputed claims may increase the amounts of liabilities subject to compromise recorded by the Company.

                     CAMERA PLATFORMS INTERNATIONAL, INC.

Item 6.	Exhibits and Reports on Form 8-K.

The Company filed no reports on Form 8-k during the quarter ended
September 30, 1999.


                             	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CAMERA PLATFORMS INTERNATIONAL, INC.

                                          /s/ Philip Berardi

Date:   November 10, 1999                    	Philip Berardi
                                              President

                                          /s/ Ronald J. Riddle

Date:   November 10, 1999                    	Ronald J. Riddle
                                              Chief Operating Officer and
                                              Chief Financial Officer


/TEXT>
