Form 10-K405
period 1999-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2000-03-29
CIK 775714

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM____________ TO___________

                               COMMISSION FILE NUMBER:  0-14675

                      CAMERA PLATFORMS INTERNATIONAL, INC.
                  (Debtor in Possession as of October 25, 1999)
             (Exact name of registrant as specified in its charter)

                    DELAWARE                             95-4024550
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)


            10909 VANOWEN STREET, NORTH HOLLYWOOD, CALIFORNIA   91605
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 2000 was $4,515,978 (based on the average bid and asked price of Common Stock in the over-the-counter market on that date).

        13,768,228 shares of registrant's Common Stock, $.0005 par value, were outstanding on March 20, 2000.

================================================================================

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                                    CONTENTS



                                                                                     Page
                                                                                     ----
PART I

        Item 1.       BUSINESS....................................................     3

        Item 2.       PROPERTIES..................................................    10

        Item 3.       LEGAL PROCEEDINGS...........................................    10

        Item 4.       SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS............................................    11

PART II

        Item 5.       MARKET FOR REGISTRANT'S COMMON    EQUITY
                      AND RELATED STOCKHOLDER MATTERS.............................    11

        Item 6.       SELECTED CONSOLIDATED FINANCIAL DATA........................    12

        Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS..................................................    14

        Item 8.       CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS AND
                      SUPPLEMENTARY DATA..........................................    18

        Item 9.       CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
                      DISCLOSURES.................................................    38

PART III

        Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
                      REGISTRANT..................................................    38

        Item 11.      EXECUTIVE COMPENSATION......................................    39

        Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT..............................................    40

        Item 13.      CERTAIN RELATIONSHIPS AND RELATED
                      TRANSACTIONS................................................    41

PART IV

        Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K.....................................    42

                      CAMERA PLATFORMS INTERNATIONAL, INC.



PART I


ITEM 1 -BUSINESS

        Camera Platforms International, Inc. ("Shotmaker" or "the Company") designs, manufactures, sells, rents and leases a wide variety of production equipment to the film and video industries. The Company rents three varieties of camera cars, and both rents and sells Pegasus and Enlouva cranes, Panther and the Company's own "Shotmaker Blue" dollies, jib arms, remote heads, and dolly track.

        PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

        On September 1, 1999, the Company engaged Workout Specialist, Inc., ("WSI") to act on behalf of the Company in an attempt to reorganize its debts outside of the formal bankruptcy process. The agreement between the Company and WSI is for one year, and may be terminated by either party on thirty days written notice. The agreement calls for compensation of $5,000 per month, and an option to purchase 1,100,000 shares of the Company's stock at $.25 per share. Walter Kornbluh of WSI commenced service as the general manager of the Company. Before the Company could effectively formulate and implement a plan, however, on September 24, 1999, Camera Platforms International, Inc. was served with a notice by the clerk of the United States Bankruptcy Court that, on September 17, 1999, a petition under Title 11, United States Code, was filed against the Company praying by certain creditors for an order for relief under Title 11, Chapter 7 or 11 of the United States Code.

        On October 14, 1999, the Company filed an answer to the court in the form of a Debtor's Consent to Entry of an Order for Relief Under Chapter 11 of Title 11 of the United States Code, and such an entry was ordered by the United States Bankruptcy Court, Central District of California, San Fernando Valley Division ("Bankruptcy Court"), on October 25, 1999, under case number SV-99-20947 GM ("Bankruptcy Case"). The Company is currently operating its business as debtor-in-possession pursuant to the Bankruptcy Code.

        Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations and employment and option agreements. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court. On February 21, 2000 the Company filed a reorganization plan that provides for emergence from bankruptcy in 2000. There can be no assurance that the reorganization plan proposed by the Company will be confirmed by the Bankruptcy Court, or that any such plan will be consummated. If such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock of the Company is highly speculative.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



        At a hearing held on November 16, 1999 before Judge Kathleen T. Lax, the Bankruptcy Court entered orders granting authority to the Company, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from September 24, 1999.

           As part of the Bankruptcy Case, the Company entered into a stipulation with Foothill Capital Corporation ("Foothill"), the Company's secured lender, to use cash collateral on an interim basis. The agreement authorizes the use of cash collateral solely to pay the Company's ordinary and necessary business expenses of operation as set forth in a budget mutually agreed upon between the parties. The stipulation calls for, among other things, mandatory sales of deemed excess rental equipment pursuant to an agreed upon schedule, with gross proceeds from such sales to be remitted to a special account under the control of Foothill, with all proceeds from such sales segregated until such time as the claims of all potential secured parties are determined by the Bankruptcy Court. In addition, the Company agreed to continue to pay Foothill $5,000 per week, and to be bound by certain budget targets for net income. On January 6, 2000, an order was entered granting the debtor's motion to use cash collateral pursuant to the stipulation with Foothill.

        On December 7, 1999 the meeting of creditors was held pursuant to Code
Section 341(a). The Company and creditors appeared, and the Company's representatives were examined by the representative of the Office of the United States Trustee, as well as by creditors present.

        On December 8, 1999, a hearing was held before Judge Mund to consider the motion for appointment of a Chapter 11 trustee which was filed by one of the Company's creditors. On December 22, 1999, Judge Mund ordered the motion denied.

        On January 11, 2000 a Chapter 11 status conference was held by the Court. The court ruled at that hearing that March 15, 2000 will be set as the bar date for filing proofs of claim and interest and that the Company is to file its plan of reorganization and related disclosure statement on or before April 1, 2000.

        On March 8, 2000, a hearing was held on a debtor's emergency motion to approve debtor-in-possession ("DIP") financing to allow the Company to meet immediate working capital requirements. The motion was granted by Judge Mund in an amount not to exceed $250,000. The financing is being provided by DOOFF, LLC., the Company's secured lender (see below).

        AGREEMENTS WITH CONSOLIDATED PRODUCTIONS, INC.

        On February 7, 2000, Shotmaker Acquisition Corp. ("SAC"), the majority shareholder of the Company, entered into an agreement with Consolidated Productions, Inc. "(Consolidated") by which SAC and Consolidated agreed that SAC would transfer to Consolidated 4,000,000 shares of the Company's common stock currently held by SAC in exchange for the following: Consolidated will purchase Foothill's entire rights, title and interest in Foothill's loans to the Company; Consolidated will provide $250,000 in working capital to the Company (see DIP financing motion above); the Company will file a plan of reorganization, which will result in, among other things, sufficient shares of the Company's common stock to be issued to Consolidated, such that in aggregate Consolidated will own 49.9% of the total outstanding shares of the Company's common stock after

                      CAMERA PLATFORMS INTERNATIONAL, INC.



the adoption of the plan of reorganization.

        On February 8, 2000, Consolidated Productions, Inc. ("Consolidated") entered into an agreement with Foothill by which Consolidated agreed to purchase, for $1,500,000, Foothill's entire rights, title and interest in Foothill's loans to the Company, including Foothill's interest in any insurance policy, loss, or payments therefrom. Several parties have asserted liens or security interest in the Company's assets. The agreement calls for the Company to commence adversary proceeding to establish that Foothill's liens and security interests are prior to all other asserted liens or security interest. If a satisfactory decision regarding priority of lien interests is not reached by May 15, 2000, Consolidated will either waive this condition to closing, or the agreement will automatically terminate. On February 23, 2000, Consolidated waived this condition and closed the transaction. Subsequently, Consolidated assigned its rights under the agreement to a new entity, DOOFF LLC.

        PLAN OF REORGANIZATION and DISCLOSURE STATEMENT

        On February 21, 2000, the Company filed the Debtor's Plan of Reorganization and the related Disclosure Statement Describing Debtor's Plan of Reorganization with the Bankruptcy Court. The plan divides the creditors claims and proposes settlements to each class on the effective date of the adoption of the plan as follows:

        Administrative Claims in general: Each holder of an administrative claim allowed by the Court shall receive, at the sole option of such holder, cash equal to the amount to such claim or one share of the Company's New Common stock for each $.25 in approved claims.

        Administrative claims include statutory fees; ordinary course liabilities incurred post-petition; post-petition profession fees and expenses incurred in conjunction with the Chapter 11 Case; United States Trustee fees; and allowed tax claims. Allowed tax claims, at the election of the debtor, maybe paid out in equal quarterly installments over a period of six years, with interest at 9% per annum on the unpaid balance.

        Classes of Claims of Interest:

        Class 1: Allowed Secured Claim Of DOOFF LLC ("DOOFF"). DOOFF, successor in interest to Foothill, shall have an allowed secured claim of $1,500,000 and shall retain its security interest in the pre-petition collateral, which includes, without limitation, all of the Company's accounts receivable, inventory, equipment, and all tangible and intangible assets. Interest only shall be paid monthly at the reference rate plus 2% per annum for 10 years, commencing the first month immediately following the effective date of reorganization. DOOFF shall receive 4,000,000 shares of the New Common stock of the Company. The balance of DOOFF's claim, approximately $1.938 million, will be classified as a General Allowed Unsecured Claim.

        Class 2: Allowed Secured Claim of IPA/Airport Partners. IPA/Airport Partners holds an impaired secured claim, and will be classified as a General Allowed Unsecured Claim.

        Class 3: Allowed Secured Claim of Prologis FDBA SCI-N.C. Prologis holds an impaired secured claim, and will be classified as a General Allowed Unsecured Claim.

        Class 6: General Allowed Unsecured Claims. Unsecured claims will receive one share of the New

                      CAMERA PLATFORMS INTERNATIONAL, INC.



Common stock of the Company for each $2.00 in allowed claims held or the lesser of $250.00 or the amount of the allowed class 6 claim.

        Class 7: Holders of the Old Common Stock of the Company. The holders of the Old Common stock of the Company will retain their interests subject to the dilution provided for through the issuance of New Common stock to the other classes of claimants. As indicated above, the prior control shareholder, SAC, will be disproportionately diluted.

        Any party in interest may object to the confirmation of the plan.

        Voting of Claims and Interests:

        The Court cannot confirm the Plan of Reorganization unless and until (1) at least one impaired class has accepted the plan and (2) all impaired classes have voted to accept the plan, unless the plan is eligible to be confirmed by "cramdown", as discussed below. A class of claims is considered to have accepted the plan when more than one-half in number and at least two-thirds in dollar amount of the claimants which actually voted, voted in favor of the plan.

        Even if all the impaired classes do not accept the proposed plan, the Court may nonetheless confirm the plan if the non-accepting classes are treated in the manner required by the Code. The process by which non-accepting classes are forced to be bound by the terms of a plan is commonly referred to as "cramdown". The Bankruptcy Code allows a plan to be "crammed down" if certain requirements of the Code are met, and if the plan does not discriminate unfairly and is fair and equitable. The Company may ask the Court to confirm its plan of reorganization by cramdown on any impaired class which does not vote to accept the plan.

        At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effect on the Company's business. The plan of reorganization above may be rejected, and alternative plans may or may not be proposed, accepted or implemented. Reference is made to Item 7, "Management's Discussion and Analysis of Financial Condition". If it is determined that the liabilities subject to compromise in the Chapter 11 Case exceed the fair market value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interest of the Company's shareholders may be severely diluted, or may have no value.

GENERAL

           Shotmaker equipment has been used to film many of the top recent U.S. movies. A partial list includes THE GREEN MILE, THE WHOLE NINE YARDS, BICENTENNIAL MAN and MISSION IMPOSSIBLE II. In addition, a number of prime time television programs and series use Shotmaker equipment such as NASH BRIDGES, ONCE AND AGAIN, and GET REAL.

FORM AND ORGANIZATION

        The Company is incorporated under the laws of the State of Delaware. As of December 31, 1999, the Company had two wholly owned subsidiaries. Shotmaker Dollies, Inc. ("SDI") was incorporated under the laws of the State of California on March 7, 1997. Another wholly owned subsidiary, Shotmaker Sound, Inc.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



("Sound"), was incorporated in 1997 under the laws of the State of California. On April 2, 1999, SDI and Sound filed for bankruptcy protection under Chapter 7 of the bankruptcy code. SDI and Sound have no assets. Shotmaker Dollies, Inc. never actively operated. Shotmaker Sound provided rehearsal studio, storage and cartage services to recording artists.

PRODUCTS

        The Shotmaker Camera Car fleet currently consists of 15 camera cars, which include five Shotmaker "Elites", three Shotmaker "Premiers", six Shotmaker "Classics" and one Shotmaker "Standard". All the camera cars are based at the Company's headquarters and rented throughout the Western United States except two cars operating under a split rental agreement in New York City.

        The Shotmaker Elite. The Company has manufactured five top-of-the-line Elite camera cars. The Elite is a custom-built camera car with numerous positions for mounting cameras. The car contains a built-in fold-away two-man camera crane with a maximum height of 23 feet. This crane can be in motion while the car is moving at speeds up to 50 mph. The car also has a front-mounted hydraulic platform that rises to 12 feet in height. There is a built-in 500 amp DC generator and a 200 amp DC battery pack. The car runs on both gas and a silent electric drive. The Elite has a special air-ride suspension system that minimizes camera movement, and a six-wheel configuration which allows the vehicle to crab sideways. The car is approximately 23 feet in length and weighs approximately 22,000 lbs.

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

        The Shotmaker Classic. Each Classic built by the Company has an auxiliary camera platform that can be mounted on the front or sides of the Classic. These cars do not have a built-in crane arm, but a standard portable crane can be used on each vehicle. The Classic has three axles and air suspension for a smooth and steady ride. As of December 31, 1998 all of the Classics have been modified with independent 70-200 amp AC/DC generators. The Classic has a self-leveling suspension system that provides added stability. The Classic weighs approximately 11,000 lbs and is approximately 22 feet in length.

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.



Shotmaker Dollies, Cranes and Accessories

        Major items of equipment in the Dollies and Cranes rental fleet include:
19 dollies (13 Super Panthers and 6 Mini Panthers); 9 Pegasus cranes; 11 jib arms (9 super Jibs and 2 Mini Jibs); 7 Akela cranes; 4 Enlouva cranes; 6 Shotmaker Blue dollies (4 Falcons and 2 Eagles); approximately 650 feet of tubular dolly track. The Company is aggressively looking for new products to add to its inventory or rental fleet.

        Shotmaker Blue Dollies. During 1998, the Company began manufacturing of the first model of three Shotmaker Blue Dollies, the Falcon. These dollies are hydraulic, rather than electronic like the Panther dollies, and are particularly well suited to the U.S. market. In management's view, these new dollies represent a significant improvement over any other hydraulic dollies currently available in the United States. The new Shotmaker dollies have a number of significant competitive advantages including greater stability and a stronger hoist mechanism with the capability of lifting two camera operators. The Company delivered the first of its manufactured dollies in March, 1999. Because of severe cash limitations, the Company has been unable to complete seven Blue Dollies that are in various stages of manufacture.

        Akela Cranes. In May 1998, the Company acquired Fluid Images, Inc, the designer, manufacturer and renter of Akela cranes. Akela cranes are the longest and highest cranes available. The Akela comes in three versions: Akela Plus (97' length), Akela Sr. (57' to 84') and Akela Jr. (41' to 62'). The Akela offers the versatility of going from ground level to six stories high in a single move, and substitutes for many helicopter shots. As of March 15, 2000, the Company had seven Akela cranes in its rental inventory, six of which were operational.

        Enlouva Cranes. In late 1996, the Company acquired exclusive worldwide rights to manufacture, lease and sell Enlouva cranes. Enlouova cranes are used for shots with remote heads allowing cameras to be controlled by an operator on the ground. The Enlouva crane is a streamlined, compact crane that incorporates a number of revolutionary design features. Manufactured from aircraft quality aluminum, it is extremely lightweight, completely modular, and can be assembled by two people in less than 15 minutes without tools. It is highly stable and has a maximum lens height of over 26 feet. With a minimum overhead clearance of less than seven feet, the unit can be used in areas inaccessible to other cranes. It supports all 35mm, 16mm and video cameras, and can be used in combination with most dolly and track systems, camera cars, boats and trains. A small number of Enlouva III's are currently available for rent through the Company's competitors or individual camera operators or grips. The Enlouva IV incorporates a number of design improvements including a lighter fulcrum, improved brakes, a smaller profile and an easier transport system. The Company has completed the manufacturing of thirteen of these new generation of cranes. As of March 20, 2000, the Company had four Enlouva IV cranes in its rental fleet.

        Panther Equipment. Panther's Pegasus Crane is the first fully convertible camera crane that is lightweight, remarkably stable, and capable of being assembled without tools. The Pegasus Crane can take a camera operator and a fully loaded camera up to a 31 foot lens height, and can be swiftly converted from a standard crane to a remote head crane with a lens height of over 36 feet.

           The Super Panther Dolly is an electro-mechanical camera dolly used to mount a film or video camera and up to two operators. Its innovative digital electronics allow for precise vertical movements along its center-post

                      CAMERA PLATFORMS INTERNATIONAL, INC.



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

        A significant portion of the Company's Panther equipment was upgraded during 1997. The Company converted all of its Super Panther II dollies to Super Panther IIIs by retrofitting the dollies with more advanced electronic components. As a result, all these dollies can now be controlled remotely. All the Company's Pegasus I and II cranes can now be converted to Pegasus III cranes, with the result that all the Company's cranes can be extended further or ridden by camera operators.

        On August 10, 1999, the Company entered into a license agreement with an affiliate to develop a web site, shotmaker.com.

MARKETING, COMPETITION, INTELLECTUAL PROPERTY AND AWARDS

        Marketing. The Company's marketing efforts are primarily conducted by direct sales efforts, limited advertisements in trade publications, and participation in various trade exhibitions.

        Competition. No other company currently owns a fleet of camera cars as large or as sophisticated as the Company's. There are no other camera cars currently on the market which have a built-in camera crane, hydraulic front platform and the towing capability of the Company's Elites. The Company is the undisputed industry leader for manufacturing and leasing camera cars and mobile camera cranes. However, in recent years several small fleets of camera cars have emerged, which include AC electricity availability and greater generator power, which have affected the Company's rental revenues.

        Two firms, Chapman and J. L. Fisher, Inc. ("Fisher"), dominate the rental market for dollies. Chapman and Fisher are both strong players in the rental market for cranes, but no single competitor is dominant in crane rentals. Both Chapman and Fisher are Los Angeles-based companies that are engaged exclusively in the rental and leasing business. Shotmaker is the third largest dolly and crane company in the United States. There are also a number of smaller competitors, usually offering one or more specialized niche products. Other than Shotmaker, very few companies sell dollies in the United States. For crane sales, the main competitor in the United States is E-Gripment, but no single company is dominant. Many small companies also manufacture cranes to a customer's

                      CAMERA PLATFORMS INTERNATIONAL, INC.



specifications.

        Patents and Trademarks. The Company has registered THE SHOTMAKER as a trademark in the United States, Canada, and Japan. Panther GmbH holds all patents and trademarks on its Panther products.

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

        Employees. The Company had approximately 8 employees at March 20, 2000. The Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

ITEM 2 - PROPERTIES

        The Company's principal executive offices and place of business are located at 10909 Vanowen Street, North Hollywood, California 91605. The premises are leased and subleased from unaffiliated third parties for a gross rent of $166,000 per year, including common area maintenance and water expenses. (The lessor of the majority of the Company's premises is the lessee under a master lease of the premises and the other buildings in the industrial complex.) The Company's lease expired in November 1999; although the lease contained two three-year options, the Company, by virtue of its failure to pay rent on a timely basis, was in violation of certain provisions of the lease, and was thus unable to exercise the lease option. The Company is currently renting its premises on a month-to-month basis under the same terms and conditions as its previous lease. Management hopes to sublease approximately 40% of its current facilities to reduce its rent obligations.

ITEM 3. LEGAL PROCEEDINGS

        On September 24, 1999, the Company was served with a notice by the clerk of the United States Bankruptcy Court that, on September 17, 1999, a petition under Title 11, United States Code, was filed against the Company praying for an order for relief under Title 11, Chapter 7 or 11 of the United States Code.

        On October 14, 1999, the Company filed an answer to the court in the form of a Debtor's Consent to Entry of an Order for Relief Under Chapter 11 of Title 11 of the Untied States Code, and such an entry was ordered on October 25, 1999, under case number 99-20947 GM ("Bankruptcy Case"). The Company is currently operating its business as debtor-in-possession pursuant to the Bankruptcy Code.

        At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effect on the Company's business. Additional information regarding the Chapter 11 Case is set forth in Item 1, "Business - Proceedings Under Chapter 11 of the Bankruptcy Code", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the Notes to the Consolidated Financial Statements. If it is determined that liabilities subject to compromise in the Chapter 11 Case exceed the fair market value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interest of the

                      CAMERA PLATFORMS INTERNATIONAL, INC.



Company's shareholders by be severely diluted, or may have no value.

        All pending litigation is subject to an automatic stay as a result of the bankruptcy filing. Based upon negotiation, adjudication or other action by the Bankruptcy Court, amounts with respect to disputed claims may increase the amounts of liabilities subject to compromise recorded by the Company. Amounts past due which have been subject to litigation are included in the amounts recorded as of December 31, 1999.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's common stock trades on the over-the-counter market under the symbol "CPFR". The table below sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

1999:    1st Quarter ................................    11/16            5/32
         2nd Quarter.................................      1/4            3/16
         3rd Quarter ................................     7/16             1/8
         4th Quarter.................................      1/8            1/16

2000:    1st Quarter through March 20, 2000..........      3/8            1/16


         As of March 20, 2000, there were approximately 900 beneficial owners of 13,768,228 outstanding shares of the Company's common stock, held by approximately 320 shareholders of record.

         The Company has not paid a dividend on its common stock since inception.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

                                                Year ended December 31,
                      ---------------------------------------------------------------------------
                          1999            1998            1997            1996            1995
                      -----------     -----------     -----------     -----------     -----------
Revenues              $ 1,712,000     $ 2,245,000     $ 3,356,000     $ 3,321,000     $ 4,290,000
Net loss               (1,225,000)     (3,597,000)       (737,000)     (1,883,000)
                                                                                         (851,000)
Total assets          $ 3,014,000       4,115,000       2,498,000       2,431,000       3,462,000
Long-term debt*       $ 6,394,000       3,747,000         811,000         250,000              --
Net loss per share
   of common stock          ($.09)         ($0.27)         ($0.06)         ($0.15)         ($0.07)

*All pre-petition debt has been reclassified on the current balance sheet as Debt Subject to Compromise.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



                  CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
                                   (Unaudited)



                                      Quarter ended                    Quarter ended
                                         March 31,                         June 30,
                              -----------------------------     -----------------------------
                                  1999             1998             1999             1998
                              ------------     ------------     ------------     ------------
Revenues                      $    357,000     $    432,000     $    536,000     $    683,000
Cost of sales and rentals          388,000          449,000          489,000          604,000
Selling, general and
 administrative                    320,000          419,000           211,00          478,000
                              ------------     ------------     ------------     ------------
Operating  (loss)                 (351,000)        (436,000)        (164,000)        (399,000)

Interest  expense, net            (142,000)         (65,000)        (148,000)         (86,000)
Gain (loss) on
   discontinued operations         (52,000)        (233,000)              --         (203,000)
Impairment loss on
    long-lived assets                   --               --               --               --

Other income
    (expense), net                  28,000            5,000           17,000           25,000
                              ------------     ------------     ------------     ------------
Net income (loss)                ($517,000)       ($491,000)       ($295,000)       ($693,000)
                              ============     ============     ============     ============

Net (loss) per share
   of common stock                  ($0.04)          ($0.04)          ($0.02)          ($0.05)
                              ============     ============     ============     ============
Weighted average number
   of shares outstanding        12,418,228       12,418,228       12,628,228       12,628,228
                              ============     ============     ============     ============


                                         Quarter ended                     Quarter ended
                                         September 30,                      December 31,
                                 -----------------------------     -----------------------------
                                     1998             1999             1998             1999
                                 ------------     ------------     ------------     ------------
Revenues                         $    499,000     $    565,000     $    320,000     $    565,000
Cost of sales and rentals             428,000          503,000          318,000          588,000
Selling, general and
 administrative                       175,000          335,000          165,000          522,000
                                 ------------     ------------     ------------     ------------
Operating  (loss)                    (104,000)        (273,000)        (163,000)        (545,000)

Interest  expense, net               (140,000)        (184,000)        (107,000)        (225,000)
Gain (loss) on
   discontinued operations             50,000         (203,000)              --         (600,000)
Impairment loss on
    long-lived assets                      --               --               --
                                                                                        (342,000)
Other income
    (expense), net                     28,000            4,000           23,000           45,000)
                                 ------------     ------------     ------------     ------------
Net income (loss)                   ($166,000)       ($656,000)       ($247,000)     ($1,757,000)
                                 ============     ============     ============     ============

Net (loss) per share
   of common stock                     ($0.02)          ($0.05)          ($0.01)          ($0.13)
                                 ============     ============     ============     ============
Weighted average number
   of shares outstanding           13,768,228       13,768,228       13,768,228       13,668,228
                                 ============     ============     ============     ============

                      CAMERA PLATFORMS INTERNATIONAL, INC.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.

        This Annual Report on Form 10-K includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future, may be included in reliance on the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to generate sufficient cash revenue from operations to pay current operating obligations, including its occupancy costs; the ability of the Company to operate pursuant to the terms and conditions of the agreement for the interim use of cash collateral with its primary secured lender; the ability of the Company to operate successfully under a Chapter 11 proceeding; approval of plans and activities by the Bankruptcy Court; risks associated with operating a business in Chapter 11; the ability of the Company to have approved its reorganization plan in the Chapter 11 Case; adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain products and services and negotiate terms with vendors and service providers for current orders; the ability to develop, fund and execute an operating plan for the Company; the ability of the Company to attract and retain employees; competitive pressures from other camera car companies and grip equipment rental companies which may affect the nature and viability of the Company's business strategy; the ability of the Company to attract and retain customers; and the absence of an active public trading market for the Company's common stock.

        Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

        The Notes to Consolidate Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

LIQUIDITY AND CAPITAL RESOURCES

        As a result of continuing losses from operations exacerbated by the failure of the Company's strategy to increase it presence in the rental market through acquisitions of Fluid Images, Inc., and the assets of PSA in Nashville and Atlanta coupled with cost overruns and production problems with its new dolly, the Company defaulted on various debt obligations. In 1999, the Company began negotiations with Foothill Capital Corporation ("Foothill") and other creditors to restructure the Company's debt.

        On September 1, 1999, the Company engaged Workout Specialist, Inc., ("WSI") to act on behalf of the Company in an attempt to reorganize its debts outside of the formal bankruptcy process. Before the Company could effectively formulate and implement a plan, however, it was served with a notice, on September 24, 1999, by the clerk of the United States Bankruptcy Court that, on September 17, 1999, a petition under Title 11,

                      CAMERA PLATFORMS INTERNATIONAL, INC.



United States Code, was filed against the Company by certain creditors praying for an order for relief under Title 11, Chapter 7 or 11 of the United States Code.

        The Company is operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code (Item 1). The Company has been able to secure up to $250,000 in debtor-in-possession ("DIP") financing provided by its secured lender, DOOFF LLC. Even with this financing, however, there remains a serious question as to the Company's abilities to generate sufficient cash to continue operations.

RESULTS OF OPERATIONS
1999 versus 1998

        Product sales continued to decrease in 1999, down 23% from 1998. During much of 1999, the Company was unable to promote Panther's Pegasus cranes and dollies or their parts and accessories because of the termination of the Company's prior exclusive agreement with Panther and ongoing disputes with Panther related to outstanding debts owed to Panther. The Company was unable to generate sufficient working capital to complete seven Enlouva cranes, which are in various states of completion. In addition, the Company was unable to exploit early interest in its "Blue" hydraulic scissor arm dolly because of insufficient working capital or credit availability to complete production.

        Rentals revenues also decreased from 1998, dropping 24%. Rentals of camera cars were down 8%, and Akela crane rentals increased 24%, from $268,000 to $333,000. The large decrease in rentals was caused primarily from lower rentals of Panther dollies and cranes, which were off $275,000 from 1998, and reduced revenues for dolly track, which decreased from $256,000 in 1998 to $68,000 in 1999. The decrease in track revenues was caused by a dispute between the Company and the makers of Precision and Cadillac track, which resulted in the termination of the split rental agreement between the two companies.

        Total revenues decreased by 24% from $2,240,000 in 1998 to $1,712,000 in 1999.

        Cost of sales decreased 36%, tracking the lower sales figures. Gross margins on sales increased 4%.

        Cost of rental operations decreased 21% from the prior year. The decrease was largest in the third and fourth quarters of 1999, reflective of the Company's ongoing cost cutting measures as a reaction to its working capital difficulties.

        Selling, general and administrative expenses were down 50% from the previous year. Expenses were down in all categories of expenses, with the exception of legal and accounting, reflective of the Company's legal expenses incurred both prior and after the filing of the Chapter 11 case, and its continuing accrual of audit expenses, recognizing the necessity of completing audits of current and prior years when such funds are available.

        Interest expense decreased from $560,000 in 1998 to $537,000 in 1999. The decrease was due to the filing of the Chapter 11 Case and the resultant staying of the long-term debts of the Company.

        Net operating losses associated with discontinued operations were $2,000 in 1999, due to the sale of the

                      CAMERA PLATFORMS INTERNATIONAL, INC.



Third Encore operations. In 1998, the Company recorded a loss of $1,030,000 due to the closures of Atlanta, Nashville and New York operations.

        The Company's net loss decreased 66% from $3,597,000 in 1998 to $1,225,000 in 1999. The net loss per basic and diluted share of common stock decreased from $0.27 in 1998 to $0.09 in 1999.

1998 versus 1997

        Net product sales decreased 65% from $1.72 million in 1997 to $607,000 in 1998. This was due largely to the Company's inability to market the Enlouva crane and jib arm. Problems with the manufacturing of the Shotmaker Blue Dolly also contributed to the lower sales volume in 1998.

        Revenues from continuing rental operations remained unchanged in 1998. There was a 28% decrease in Shotmaker camera car rentals. The decrease in camera car rentals was largely the result of increased competition and the displacement of significant television and feature production to Canada. The decrease was offset by the addition of Akela cranes, which accounted for $268,000 in revenues in 1998.

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

Impact of Inflation

                      CAMERA PLATFORMS INTERNATIONAL, INC.



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

                      CAMERA PLATFORMS INTERNATIONAL, INC.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements as of and for the years ended December 31, 1998 and December 31, 1999 are not available at this time. Because of severe cash shortages, the Company was unable to pay its auditors for the completion of the 1998 audit, and was unable to engage auditors for the 1999 audit. It is anticipated that the opinions issued by the Company's independent auditors for the years ended December 31, 1998 and 1999 would address doubt as to the Company's ability to continue as a going concern. The Company was unable to negotiate terms with its prior auditors for their consent to attach their report to the consolidated financial statements as of and for the year ended December 31, 1997.

An amendment to the Form 10K will be filed with the SEC as soon as these audit reports become available.


       INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                  Page
                                                                                  ----
Unaudited Consolidated Financial Statements:
Unaudited Consolidated Statements of Financial Position at
   December 31, 1999 and 1998.................................................     19

Unaudited Consolidated Statements of Operations for the Years Ended
   December 31, 1999, 1998 and 1997...........................................     20

Unaudited Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999, 1998 and 1997...........................................     21

Unaudited Consolidated Statement of Shareholders' Equity for the Years Ended
   December 31, 1999, 1998 and 1997...........................................     23

Notes to Unaudited Consolidated Financial Statements..........................     24

Schedule II - Valuation and Qualifying Accounts for the
    Years Ended December 31, 1999, 1998 and 1997..............................     37

--------------------------------------------------------------------------------


ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



             UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


December 31                                                              1999               1998
-----------                                                          ------------       ------------
                                     ASSETS

Current Assets
   Cash                                                              $      9,000       $     26,000
   Accounts receivable, less allowance for doubtful accounts of
     $5,000 in 1999 and $87,000 in 1998                                   102,000            153,000

   Current maturities of net investment  in sales-type lease
     and installment sale                                                  34,000             43,000
   Inventories                                                            819,000            964,000
   Prepaid expenses                                                       230,000            191,000
                                                                     ------------       ------------
               Total current assets                                     1,194,000          1,377,000

Property and equipment, net of depreciation, amortization
   and rental asset valuation allowance                                 1,799,000          2,644,000
Net investment in sales-type lease and installment sale,
   net of current maturities                                                   --             38,000
Deposits and other assets                                                  21,000             54,000
                                                                     ------------       ------------
                                                                     $  3,014,000       $  4,115,000
                                                                     ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                  $      8,000       $         --
   Accrued liabilities                                                     94,000                 --
   Deferred revenue                                                         6,000             29,000
                                                                     ------------       ------------
         Total current liabilities                                        108,000             29,000

Liabilities subject to compromise                                       6,415,000          6,373,000

Commitments and contingencies
Shareholders' Equity (deficit)
   Common stock $.0005 par value; 15,000,000 shares
     authorized; 13,768,228 shares issued and outstanding                   7,000              6,000
   Additional paid-in capital                                          23,549,000         23,547,000
   Accumulated deficit                                                (27,066,000)       (25,841,000)
                                                                     ------------       ------------
               Total shareholders' equity (deficit)                    (3,510,000)        (2,287,000)
                                                                     ------------       ------------
                                                                     $  3,014,000       $  4,115,000
                                                                     ============       ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



Year ended December 31                         1999              1998               1997
----------------------                    ------------       ------------       ------------
Revenues
Net product sales                         $    467,000       $    607,000       $  1,719,000
Revenues from rental operations              1,245,000          1,638,000          1,637,000
                                          ------------       ------------       ------------
                                             1,712,000          2,245,000          3,356,000

Expenses
Cost of sales                                  258,000            406,000          1,172,000
Cost of rental operations                    1,365,000          1,739,000          1,511,000
Selling, general and administrative            871,000          1,754,000          1,464,000
                                          ------------       ------------       ------------
                                             2,494,000          3,899,000          4,147,000

Operating loss                                (782,000)        (1,654,000)          (791,000)
Interest expense, net                         (537,000)          (560,000)           (71,000)
Other income (expense), net                     96,000             10,000           (193,000)
Impairment loss on long-lived assets                --           (342,000)                --
Net income (loss) from
   discontinued operations                      (2,000)        (1,031,000)                --
                                          ------------       ------------       ------------
    Net loss                               ($1,225,000)       ($3,597,000)         ($737,000)
                                          ============       ============       ============


Basic and diluted loss per share                ($0.09)            ($0.27)             ($.06)
                                          ============       ============       ============

Weighted average shares outstanding         13,768,228         13,145,228         12,418,228
                                          ============       ============       ============

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



Year ended December 31                                     1999            1998           1997
----------------------                                 -----------     -----------     -----------
OPERATING ACTIVITIES
    Net loss                                           ($1,225,000)    ($3,597,000)      ($737,000)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation and amortization                       670,000         899,000         408,000
       (Gain) loss on disposal of equipment                (53,000)        386,000        (155,000)
       Impairment loss on long-lived assets                     --         342,000              --
       Provision for doubtful accounts, net                (82,000)         41,000          12,000
   Changes in assets and liabilities:
       Accounts receivable                                 133,000         (19,000)         94,000
       Net investment in lease and installment sale         47,000         (52,000)             --
       Inventories                                         145,000        (642,000)        (53,000)
       Prepaid expenses                                    (39,000)        (93,000)        (16,000)
       Deposits and other assets                            35,000        (222,000)       (128,000)
       Accounts payable                                    (73,000)       (742,000)         87,000
       Deferred revenue                                    (23,000)         17,000          12,000
       Customer deposits                                    30,000         (12,000)        (64,000)
       Other current liabilities                           217,000        (140,000)         (8,000)

   Net cash (used) in operating activities                (218,000)     (1,522,000)       (854,000)
                                                       -----------     -----------     -----------
INVESTING ACTIVITIES
    Proceeds from sale of property
           and equipment                                   228,000       1,320,000         549,000
    Purchases of property and equipment                         --      (3,379,000)       (750,000)
    Purchase of covenant not to compete                         --         (40,000)             --


    Net cash used in investing activities                  228,000      (2,099,000)       (201,000)
                                                       -----------     -----------     -----------

FINANCING ACTIVITIES
    Net proceeds (principal payments)
         on revolving line of credit                            --              --
                                                                                          (170,000)
    Proceeds from borrowings of short-term debt                 --         585,000              --
    Principal payments on short-term debt                       --        (360,000)             --
    Proceeds from borrowings of long-term debt              19,000       5,215,000       1,146,000
    Principal payments on long-term debt                   (18,000)     (1,870,000)        (25,000)
    Proceeds from option payment                             2,000              --              --
    Debt relief                                            (30,000)             --              --

                      CAMERA PLATFORMS INTERNATIONAL, INC.

Net cash provided (used) by financing activities           (27,000)      3,570,000         951,000
                                                       -----------     -----------     -----------
Net increase (decrease) in cash                            (17,000)    ($   51,000)    ($  104,000)
                                                       -----------     -----------     -----------
Cash at beginning of year                              $    26,000          77,000         181,000

Cash at end of year                                    $     9,000     $    26,000     $    77,000
                                                       ===========     ===========     ===========

Supplemental disclosure of cash flow information
    Cash paid during the year for:
         Interest                                      $   337,000     $   539,000     $    55,000
         Income taxes                                  $     1,000     $     1,000     $     1,000

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.



             UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY



                             Number of        Common        Paid-in      Accumulated
                               Shares         Stock         Capital        Deficit           Total
                             ----------     ----------    -----------    ------------     -----------
Balance at
January 1, 1998              12,418,228     $    6,000    $22,792,000    ($22,244,000)    $   554,000
Issuance of Common Stock      1,350,000          1,000        755,000              --         756,000

Net loss for the year                --             --             --      (3,597,000)     (3,597,000)
                             ----------     ----------    -----------    ------------     -----------
Balance at
 December 31, 1998           13,768,228          7,000     23,547,000     (25,841,000)     (2,287,000)

Net loss for the year        (1,270,000)     1,222,000)
Option payment                                                  2,000
                             ----------     ----------    -----------    ------------     -----------
Balance at
 December 31, 1999           13,768,228     $    7,000    $23,549,000    ($27,066,000)    ($3,510,000)
          === ====           ==========     ==========    ===========    ============     ===========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - DESCRIPTION OF BUSINESS

Camera Platforms International, Inc. ("CPI" or the "Company"), was organized in the state of Delaware in 1985 to engage in the business of leasing camera cars and other related equipment to motion picture and television production. The Company designs, manufactures, sells, rents and leases a wide variety of production equipment to the film and video industries. The Company rents three varieties of camera cars, and both rents and sells cranes, dollies, jib arms, remote heads, and dolly track.

 PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE AND GOING CONCERN MATTERS

As a result of continuing losses from operations exacerbated by the failure of the Company's strategy to increase it presence in the rental market through acquisitions of Fluid Images, Inc., and the assets of PSA in Nashville and Atlanta coupled with cost overruns and production problems with its new Dolly, the Company defaulted on various debt obligations. In 1999, the Company began negotiations with Foothill Capital Corporation ("Foothill") and other creditors to restructure the Company's debt.

 Before the Company was able to effect any out-of-court restructuring, it was served with a notice, on September 24, 1999, by the clerk of the United States Bankruptcy Court that, on September 17, 1999, a petition under Title 11, United States Code, was filed against the Company by certain creditors praying for an order for relief under Title 11, Chapter 7 or 11 of the United States Code.

On October 14, 1999, the Company filed an answer to the court in the form of a Debtor's Consent to Entry of an Order for Relief Under Chapter 11 of Title 11 of the Untied States Code, and such an entry was ordered by the United States Bankruptcy Court, Central District of California, San Fernando Valley Division ("Bankruptcy Court"), on October 25, 1999, under case number SV-99-20947 GM ("Bankruptcy Case"). The Company is currently operating its business as debtor-in-possession pursuant to the Bankruptcy Code.

Actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations and employment agreements. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Bankruptcy Court.

Although the Company has filed a reorganization plan that provides for emergence from bankruptcy in 2000, there can be no assurance that the proposed reorganization plan will be confirmed by the Bankruptcy Court, or that any such plan will be consummated. If the plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization must be confirmed by the Bankruptcy Court, upon certain findings being made by the Bankruptcy Court which are required by the Bankruptcy Code. The Bankruptcy Court may confirm a plan notwithstanding

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization could also result in holders of the Common Stock receiving no value for their interests. Because of such possibilities, the value of the Common Stock of the Company is highly speculative.

At a hearing held on November 16, 1999 before Judge Kathleen T. Lax, the Bankruptcy Court entered orders granting authority to the Company, among other things, to pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from September 24, 1999.

As part of the Bankruptcy Case, the Company entered into an agreement with Foothill Capital Corporation ("Foothill"), the Company's secured lender, to use cash collateral on an interim basis. The agreement authorizes the use of cash collateral solely to pay the Company's ordinary and necessary business expenses of operation as set forth in a budget mutually agreed upon between the parties. The stipulation calls for, among other things, mandatory sales of deemed excess rental equipment pursuant to an agreed upon schedule, with gross proceeds from such sales to be remitted to a special account under the control of Foothill, with all proceeds from such sales segregated until such time as the claims of all potential secured parties are determined by the Bankruptcy Court. In addition, the Company agreed to continue to pay Foothill $5,000 per week, and to be bound by certain budget targets for net income.

On January 11, 2000 a Chapter 11 status conference was held by the Court. The court ruled at that hearing that March 15, 2000 will be set as the bar date for filing proofs of claim and interest and that the Company is to file its plan of reorganization and related disclosure statement on or before April 1, 2000.

On March 8, 2000, a hearing was held on a debtor's emergency motion to approve debtor-in-possession ("DIP") financing to allow the Company to meet immediate working capital requirements. The motion was granted by Judge Mund in an amount not to exceed $250,000. The financing is being provided by DOOFF, Inc., the Company's secured lender (see below).

AGREEMENTS WITH CONSOLIDATED PRODUCTIONS, INC.

On February 7, 2000, Shotmaker Acquisition Corp. ("SAC"), entered into an agreement with Consolidated Productions, Inc. "(Consolidated") by which SAC and Consolidated agreed that SAC will transfer to Consolidated 4,000,000 shares of the Company's common stock currently held by SAC in exchange for the following:
Consolidated will purchase Foothill's entire rights, title and interest in Foothill's loans to the Company; Consolidated will provide $250,000 in working capital to the Company; the Company will file a plan of reorganization, which will result in, among other things, sufficient shares of the Company's common stock to be issued to Consolidated, such that in aggregate Consolidated will own 49.9% of the total outstanding shares of the Company' s common stock after the adoption of the plan of reorganization.

On February 8, 2000, Consolidated Productions, Inc. ("Consolidated") entered into an agreement with Foothill by which Consolidated agreed to purchase, for $1,500,000, Foothill's entire rights, title and interest in Foothill's

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



loans to the Company, including Foothill's interest in any insurance policy, loss, or payments therefrom. Several parties have asserted liens or security interest in the Company's assets. The agreement calls for the Company to commence adversary proceeding to establish that Foothill's liens and security interests are prior to all other asserted liens or security interest. If a satisfactory decision regarding priority of lien interests is not reached by May 15, 2000, Consolidated will either waive this condition to closing, or the agreement will automatically terminate. On February 23, 2000, Consolidated waived this condition and closed the transaction.

Subsequently, Consolidated assigned its rights under the agreement to a new entity, DOOFF LLC.

PLAN OF REORGANIZATION and DISCLOSURE STATEMENT

On February 21, 2000, the Company filed the Debtor's Plan of Reorganization and the related Disclosure Statement Describing Debtor's Plan of Reorganization with the Bankruptcy Court. The plan divides the creditors claims and proposes settlements to each class on the effective date of the adoption of the plan as follows:

Administrative Claims in general: Each holder of an administrative claim allowed by the Court shall receive, at the sole option of such holder, cash equal to the amount to such claim or one share of the Company's New Common stock for each $.25 in approved claims.

Administrative claims include statutory fees; ordinary course liabilities incurred post-petition; post-petition profession fees and expenses incurred in conjunction with the Chapter 11 Case; United States Trustee fees; and allowed tax claims. Allowed tax claims, at the election of the debtor, maybe paid out in equal quarterly installments over a period of six years, with interest at 9% per annum on the unpaid balance.

        Classes of Claims of Interest:

        Class 1: Allowed Secured Claim of DOOFF, LLC ("DOOFF"). DOOFF, successor in interest to Foothill, shall have an allowed secured claim of $1,500,000 and shall retain its security interest in the pre-petition collateral, which includes, without limitation, all of the debtors; accounts receivable, inventory, equipment, and all tangible and intangible assets. Interest only shall be paid monthly at the reference rate plus 2% per annum for 10 years, commencing the fist month immediately following the effective date of reorganization. Consolidated shall receive 4,000,000 shares of the New Common stock of the Company. The balance of DOOFF's claim, approximately $1.938 million, will be classified as a General Allowed Unsecured Claim.

        Class 2: Allowed Secured Claim of IPA/Airport Partners. IPA/Airport Partners holds an impaired secured claim, and will be classified as a General Allowed Unsecured Claim.

        Class 3: Allowed Secured Claim of Prologis FDBA SCI-N.C. Prologis holds an impaired secured claim, and will be classified as a General Allowed Unsecured Claim.

        Class 6: General Allowed Unsecured Claims. Unsecured claims will receive on share of the New Common stock of the Company for each $2.00 in allowed claims held or the lesser of $250.00 or the amount of

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



the allowed class 6 claim.

        Class 7: Holders of the Old Common Stock of the Company. The holders of the Old Common stock of the Company will retain their interests subject to the dilution provided for through the issuance of New Common stock to the other classes of claimants.

        Any party in interest may object to the confirmation of the plan.

        Voting of Claims and Interests:

The Court cannot confirm the Plan of Reorganization unless and until (1) at least one impaired class has accepted the plan and (2) all impaired classes have voted to accept the plan, unless the plan is eligible to be confirmed by "cramdown", as discussed below. A class of claims is considered to have accepted the plan when more than one-half in number and at least two-thirds in dollar amount of the claimants which actually voted, voted in favor of the plan.

Even if all the impaired classes do not accept the proposed plan, the Court may nonetheless confirm the plan if the non-accepting classes are treated in the manner required by the Code. The process by which non-accepting classes are forced to be bound by the terms of a plan is commonly referred to as "cramdown". The Bankruptcy Code allows a plan to be "crammed down" if certain requirements of the Code are met, and if the plan does not discriminate unfairly and is fair and equitable. The Company may ask the Court to confirm its plan of reorganization by cramdown on any impaired class which does not vote to accept the plan.

At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effect on the Company's business. The plan of reorganization above may be rejected, and alternative plans may or may not be proposed, accepted or implemented. If it is determined that the liabilities subject to compromise in the Chapter 11 Case exceed the fair market value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interest of the Company's shareholders may be severely diluted, or may have no value.

On April 2, 1999 the Company's wholly owned subsidiaries Shotmaker Dollies, Inc. ("SDI") and Shotmaker Sound Inc. ("Sound") filed for protection under Chapter 7 of the federal Bankruptcy Code. Neither SDI nor Sound have any assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's losses and negative cash flows from operations and the filing of

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



the involuntary and voluntary petitions referred to above (Note 1), raise substantial doubt about the Company's ability to continue as a going concern. The Company has submitted a plan for reorganization to the Bankruptcy Court. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon, among other things, (1) the Company's ability to comply with the use of cash collateral agreement negotiated with its secured lender, (2) confirmation of a plan of reorganization under the Bankruptcy Code, (3) the Company's ability to achieve profitable operations before and after such confirmation and (4) the Company's ability to generate sufficient cash from operations to meet its obligations.

Liquidity

The Company is operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code (Note 1). The Company has been able to secure up to $250,000 in debtor-in-possession ("DIP") financing provided by its secured lender, DOOFF LLC. Even with this financing, however, there remains a serious question as to the Company's abilities to generate sufficient cash to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs totaled $20,000, $142,000, and $191,000 the years ended December 31, 1999, 1998, and 1997, respectively, and were recorded as part of selling, general and administrative expenses.

Equipment  Leases

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from one day to several weeks in duration, with occasional rentals of several months. The Company also has a small number of camera car and dollies on long-term operating leases of twelve to thirty-six months. None of the rentals are noncancelable leases, and no contingent rentals are included in the Company's consolidated statements of operations.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation", but applies APB No. 25 and related interpretations in accounting for options granted under its plan.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

Reclassifications

Certain accounts in 1998 have been reclassified in order to conform to the presentation in 1999.

New Accounting Standards

The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1999. The Company is evaluating the impact of these statements on its consolidated financial statements. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was adopted during the first quarter of 1997. SFAS No. 129, Disclosures of Information about Capital Structure" and SFAS No. 128, "Earnings Per Share" were adopted in the fourth quarter of 1997, with no material effect on the consolidated financial statements.

The Company operates in a single business segment. The Company designs, manufactures, sells, leases and rents equipment for the motion picture, television and theatrical production and music industries.

NOTE 3 - INVESTMENT IN SALES-TYPE LEASE AND INSTALLMENT SALE

The following lists the components of the investment in sales-type lease and installment sale:

                                               December 31,
                                         ----------------------
                                           1999           1998
                                         -------        -------
Minimum lease payments receivable ....   $34,000        $81,000
Less: Unearned income ................     6,000         29,000
                                         -------        -------
Net investment .......................   $28,000        $52,000
                                         =======        =======

At December 31, 1999 lease and installment sale receivables are due in installments as follows:

2000..............................................      $34,000

NOTE 4 - INVENTORIES

                                               December 31,
                                         ------------------------
                                            1999          1998
                                          --------       --------
Work in process.......................    $318,000      $454,000
Finished goods........................     501,000       510,000
                                          --------       --------
                                          $819,000       $964,000
                                          ========       ========

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - PROPERTY AND EQUIPMENT

                                                              December 31,
                                                      ----------------------------
                                                         1999              1998
                                                      ----------        ----------
Equipment available for lease .....................   $6,262,000        $6,523,000
Machinery and equipment ...........................      355,000           390,000
Leasehold improvements ............................       63,000            73,000
Furniture and fixtures ............................       62,000            94,000
Automobiles and trucks ............................      119,000           143,000
                                                      ----------        ----------
                                                       6,861,000         7,223,000

Less accumulated depreciation and amortization ....    4,520,000         3,471,000
Less rental asset valuation allowance .............      542,000           542,000
                                                      ----------        ----------
                                                      $1,799,000        $3,210,000
                                                      ==========        ==========

Accumulated depreciation and amortization pertaining to equipment available for lease amounted to $3,993,236 and $3,528,000 at December 31, 1999 and 1998,
respectively.

NOTE 6 - ACQUISITIONS AND DISPOSITIONS

THIRD ENCORE

On January 1, 1998, the Company's wholly owned subsidiary, Shotmaker Sound, Inc. ("Sound"), completed the purchase of the assets and business of Third Encore ("3E"), a company which provides rehearsal studio, storage and cartage services to recording artists. Sound subsequently sold the assets and business of 3E to an unrelated third party, effective February 1, 1999.

On April 1, 1999, Sound filed bankruptcy under Chapter 7 of the Bankruptcy Code as a no asset debtor.

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

In October, 1998, the Company ceased all PSA operations (Note 15). On November 10, 1998, all the assets of PSA were sold at auction. Prior to the auction, Foothill noticed an event of default under its note, and foreclosed on the assets. The Company recognized a $384,000 loss on the disposition of the assets. The remaining amounts due under the Foothill debt were restructured, together with all other Foothill debt in December, 1998.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



FLUID IMAGES, INC

On May 27, 1998, the Company acquired all the stock of Fluid Images, Inc., ("Fluid Images") an Oregon corporation, including all assets of Fluid Images, the name "Akela Cranes", but excluding all liabilities except certain accounts payable and debt of Fluid Images, for a purchase price of $2.5 million. Immediately upon acquisition, Fluid Images was liquidated and its assets and liabilities were assumed by the Company. The consideration consisted of (i) $1 million cash at closing, (ii) a $750,000 promissory note with $250,000 annual principal reductions, interest only payable quarterly at 10%, and (iii) 750,000 shares of the Company's common stock, at an agreed upon value of $1 per share. The promissory note is unsecured. The $1 million cash at closing was funded by Foothill. The Foothill loan initially fully amortized over sixty months, with interest payable monthly at the reference rate plus 2%. The Foothill loan is collateralized by all the acquired assets. Subsequently, the Company restated the value of the shares issued to $.20 per share and recognized an impairment in the carrying value of the acquired assets of $342,000.

NOTE 7 - LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under long-term debt, and also include accounts payable, accrued interest, customer deposits and other accrued expenses. These amounts represent the Company's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustment based on negotiations, actions of the Bankruptcy Court, further development with respect to disputed claims, future rejection of additional executory contracts or expired leases, determination as to the value of any collateral securing claims, or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Case.

The principal categories of claims classified as liabilities subject to compromise under the reorganization proceeding are identified below.

                   Accounts Payable                    $1,139,000
                   Customer Deposits                       48,000
                   Accrued Expenses                       317,000
                   Long-Term Debt                       4,911,000
                                                       ----------
                                                       $6,415,000
                                                       ==========

NOTE 8 - INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



At December 31, 1999, the Company has net operating loss carryforwards of approximately $25 million for federal tax purposes, which expire from 2000 to 2014. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has net operating loss carryforwards of approximately $6 million for California tax purposes, which expire from 2000 to 2004. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities.

At December 31, 1999, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

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

On August 10, 1999, the Company entered into a license agreement with an affiliate to develop a web site, Shotmaker.com

NOTE 10 - STOCK OPTIONS
The Company has adopted a Stock Option Plan to provide additional incentive for officers and key employees to invest in the Company and has granted stock options to purchase shares of its common stock to certain officers and key employees as follows:

                                                 Options Outstanding
                                            ----------------------------
                                             Weighted      Avg. Exercise
                                              Shares           Price
                                            ---------      -------------
Outstanding at January 1, 1998 .........      700,000         $ 0.12
   Granted .............................    1,500,000         $ 0.05
   Exercised ...........................           --             --
   Terminated or expired ...............     (560,000)        $ 0.12
                                            ---------         ------
Outstanding at December 31, 1998 .......    1,640,000         $ 0.05
                                            =========         ======
   Granted .............................    1,391,667         $ 0.21
   Exercised ...........................           --             --
   Terminated or expired ...............     (600,000)        $ 0.05
                                            ---------         ------
Outstanding at December 31, 1999 .......    2,431,667         $ 0.13
                                            =========         ======

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Options were granted under the plan at not less than the fair market value of the stock on the date of grant. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by SFAS 123, there would be no change to the Company's net loss and loss per share.

Options outstanding at December 31, 1999 expire between January 2001 and January 2005.

Vested options totaling 291,667, issued to Mr. Berardi, former President of the Company, and included as outstanding at December 31, 1999 were tendered and rejected by the Company subsequent to Mr. Berardi's resignation on January 6, 2000.

Options are executory contracts as defined by the Bankruptcy Code, and are subject to acceptance or rejection by the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

In December 1996, the Company entered into a lease for its premises which expired November, 1999.

In September 1997, the Company's subsidiary, Shotmaker Dollies, Inc., entered into a sublease agreement for office and warehouse space adjacent to its principal premises. Dollies filed for protection under Chapter 7 of the Bankruptcy Code, and the lease was rejected under provisions of the Bankruptcy Code which allow debtors to accept or reject certain lease obligations.

In January 1998, as part of the purchase of 3E (Note 6), Sound assumed 3E's existing building leases that require combined monthly rental of $18,400 through January 2003. Sound was released from the lease obligations under term of the sale of the assets of 3E on February 1, 1999.

NOTE 12 - LITIGATION

On September 24, 1999, Camera Platforms International, Inc. was served with a notice by the clerk of the United States Bankruptcy Court that, on September 17, 1999, a petition under Title 11, United States Code, was filed against the Company praying for an order for relief under Title 11, Chapter 7 or 11 of the United States Code.

On October 14, 1999, the Company filed an answer to the court in the form of a Debtor's Consent to Entry of an Order for Relief Under Chapter 11 of Title 11 of the Untied States Code, and such an entry was ordered on October 25, 1999, under case number SV-99-20947 GM ("Bankruptcy Case"). The Company is currently operating its business as debtor-in-possession pursuant to the Bankruptcy Code.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



At this time, it is not possible to predict the outcome of the Chapter 11 Case or its effect on the Company's business. Additional information regarding the Chapter 11 Case is set forth in Item 1 and 7 of Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission "Business - Proceedings Under Chapter 11 of the Bankruptcy Code", and, "Management's Discussion and Analysis of Financial Condition and Results of Operations", respectively. If it is determined that liabilities subject to compromise in the Chapter 11 Case exceed the fair market value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interest of the Company's shareholders may be severely diluted, or may have no value.

All pending litigation is subject to an automatic stay as a result of the bankruptcy filing. Based upon negotiation, adjudication or other action by the Bankruptcy Court, amounts with respect to disputed claims may increase the amounts of liabilities subject to compromise recorded by the Company. Amounts past due which have been subject to litigation are included in the amounts recorded as of December 31, 1999.

NOTE 13 - SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenues derived from a single customer accounted for more than ten percent of total revenues during 1999, 1998, or 1997. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 1999 and 1998.

NOTE 15 - DISCONTINUED OPERATIONS

In October 1998, the Company ceased operations in Atlanta and Nashville. Subsequently, on November 10, 1998 all the inventory and equipment of the Atlanta and Nashville operations was sold at auction. The Company recognized a $384,000 loss on the disposition.

The disposition of these assets has been accounted for as discontinued operations and accordingly, the operating results of the Atlanta and Nashville operations and of Shotmaker Sound have been aggregated and reported as discontinued operations in the accompanying consolidated statement of operations. The operations of Atlanta and Nashville were only in effect during fiscal 1998, and no restatement prior years' financial statements is required.

On February 1, 1999, the Company sold substantially all the assets of its wholly owned subsidiary, Shotmaker Sound, Inc ("Sound"). Subsequently, Sound filed for protection under Chapter 7 of the Bankruptcy Code. Sound was deemed a no asset debtor.

NOTE 16 - IMPAIRMENT OF ASSETS

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



In 1998, the Company has recognized a loss on impairment of assets of $342,000 based on a review of the appraised value of the Akela cranes acquired by the purchase of Fluid Images, Inc. and the estimated revenues expected to be generated from rentals and sales. The Company also reduced the value associated with the issuance of new shares of common stock by $600,000. The net effect of these reductions was to write off purchased goodwill of $942,000 for the year ended December 31, 1998.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                     Balance                                       Balance
                                    January 1,     Additions      Deductions     December 31,
                                    ---------      ---------      ----------     ------------
YEAR ENDED DECEMBER 31, 1997
Asset valuation allowance            $542,000            --              --       $542,000
Allowance for doubtful accounts        34,000        46,000         (34,000)        46,000
Warranty liability                      4,000        18,000         (22,000)            --
                                     --------      --------       ---------       --------
                                     $580,000      $ 64,000       ($ 56,000)      $588,000
                                     ========      ========       =========       ========

YEAR ENDED DECEMBER 31, 1998

Asset valuation allowance            $542,000            --              --       $542,000
Allowance for doubtful accounts        46,000        41,000              --         87,000
Warranty liability                          0             0               0              0
                                     --------      --------       ---------       --------
                                     $588,000      $ 41,000              --       $629,000
                                                   ========       =========       ========

YEAR ENDED DECEMBER 31, 1999

Asset valuation allowance            $542,000            --              --       $542,000
Allowance for doubtful accounts        87,000             0          82,000          5,000
Warranty liability                          0             0               0              0
                                     --------      --------       ---------       --------
                                     $629,000      $      0       $  82,000       $547,000
                                     ========      ========       =========       ========

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

       In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1996 and 1997 and the subsequent interim period through March 3, 1999, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of Grant Thornton LLP would have caused Grant Thornton LLP to make reference to the subject matter of the disagreement(s) in connection with its report.

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

        As result of the Company's financial difficulties and its inability to pay its auditors, Rose, Snyder & Jacobs did not complete the audit of the Company's financial statements for the year ended December 31, 1998, and no independent accountant was engaged to audit the Company's financial statements for the year ended December 31, 1999.

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

        The following table provides certain information as of March 15, 2000, for each director and executive officer of the Company:

        Name                        Age      Position with the Company
        ----                        ---      -------------------------
        Philip Berardi              32       President(1)
        Edward D. Carlin            57       Chairman of the Board, Chief Operating Officer(2)
        William O. Fleischman       54       Chairman of the Board, Chief Executive Officer, Secretary
        Rick Hicks                  56       Director
        Leslie J. Kovacs            56       Director(3)
        Brianne Murphy              56       Director(4)
        Ronald J. Riddle            54       Director, Chief Financial Officer

        William O. Fleischman has been a director since October 10, 1996. Mr. Fleischman, in his individual capacity or through W/F Investment Corp and its affiliates, has substantial experience investing in and managing companies. Mr. Fleischman is also an attorney officed in Century City.

        Rick Hicks has been a director since June 11, 1998. Mr. Hicks is an attorney at law and principal at the law firm of Hicks, Recasens and Berman. He has been an attorney since 1973. He has been a consultant and frequent investor in a number of operating companies and real estate projects.

        Ronald J. Riddle has been employee of the Company since 1986, and has served as Chief Financial Officer, Chief Operating Officer and member of the Board of Directors since January, 1999.

        None of the officers or directors of the Company is related to any other officer or director of the Company. Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors or until they resign. At present one officer of SAC, the principal shareholder of the Company, serves on the Company's Board of Directors.

------------------
(1) Mr. Berardi was elected to the Board of Directors of the Company in June, 1999, and resigned as a member of the Board of Directors effective November 1, 1999. Mr. Berardi resigned as President on January 6, 2000.

(2) Mr. Carlin resigned as a member of the Board of Directors and as an officer of the Company on May 24, 1999.

(3) Mr. Kovacs resigned as a member of the Board of Directors of the Company on May 24, 1999.

(4) Ms. Murphy resigned as a member of the Board of Directors of the Company on May 24, 1999.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation of Directors

        Directors of the Company serve without compensation.

Compensation of Executive Officers

        The following tables set forth information concerning the compensation of the Company's Chief Executive Officer and those other executive officers of the Company whose salary and bonus exceeded $100,000 during 1999. The table below sets forth information regarding the compensation of each listed executive officer for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                                                       -----------------------------
                                     Annual Compensation                Awards        Payouts
                           -------------------------------------- ------------------  --------
                                             Other                                      All
                                             Annual    Restricted             All      Other
                                             Compen-   Stock      Options/    LTIP     Compen-
Name and                    Salary   Bonus   sation    Award(s)     SAR's    Payouts   sation
Principal Position   Year     ($)     ($)      ($)       ($)         (#)       ($)       ($)
------------------   ----  --------- -----  --------  ----------- ---------  -------   ------


No Executive Officers of the Company received a salary or bonus which exceeded $100,000 during 1999.


                              OPTION GRANTS IN 1999

During 1999 options to purchase 291,667 shares of common stock were granted to Philip Berardi, the Company's former President at an average exercise price of $0.07.

Also during 1999, WSI. Inc was granted options to purchase 1,100,000 shares of common stock at an average exercise price of $.25.

                      AGGREGATED OPTIONS EXERCISED IN 1999
                         AND YEAR-END 1999 OPTION VALUES

                                                    Number of            Value of Unexercised
                                                   Unexercised               In-the-Money
                                                Options/Sar's at            Options/Sar's at
                        Shares                 Fiscal year-end(#)          Fiscal year-end(#)
                      Acquired on   Value  --------------------------  --------------------------
     Name             Exercise(#) Realized Exercisable  Unexercisable  Exercisable  Unexercisable
--------------------- ----------- -------- -----------  -------------  -----------  -------------
Roy Atlas                --         --       140,000          --           --          --
Edward Carlin            --         --       900,000          --           --          --
Philip Berardi           --         --       291,667          --           --          --
WSI                      --         --     1,100,000          --           --          --

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

       The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of March 20, 2000.

                                          Amount and Nature
          Name and Address of               of Beneficial            Percent of
           Beneficial Owner                   Ownership                Class
          -------------------             -----------------          ----------
       William O. Fleischman                 6,582,217(2)              47.8%
       1900 Avenue of the Stars, Suite 2410
       Los Angeles, CA 90067

       Robert, Richard and Robert C. Johnson   750,000                 5.4%
       14823 Schooner
       Sisters, OR  97759

       Hal Needham                           1,123,520(1)              8.2%
       12711 Ventura Blvd.
       Studio City, CA  91604

       Laird Robertson                       1,880,633(3)              13.7%
       1917 Garth Avenue
       Los Angeles, CA 90034

-----------------
(1) Includes 41,520 shares held directly by Mr. Needham and 1,082,000 shares held directly by Hollywood Camera Cars, Inc.

(2) Mr. Fleischman's minor child is the owner of 70% of the outstanding shares of SAC, which owns 9,403,168 shares or 68.3% of the Company's common stock.

(3) Mr. Robertson is the owner of 20% of the outstanding shares of SAC, which owns 9,403,168 shares or 68.3% of the Company's common stock.

Security Ownership of Management

     The following table sets forth information with respect to shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned beneficially by all directors, nominees and officers as a group as of March 20, 2000.

                                          Amount and Nature
                                            of Beneficial           Percent of
       Name of Beneficial Owner               Ownership                Class
       ------------------------           -----------------         ----------
       William O. Fleischman                  6,582,217(1)             47.8%
       Ronald J. Riddle                          13,500                  .1%
       Rick Hicks                                    --                   0%

       All officers and directors as a        6,595,717                47.9%
         group (3 persons)

-----------------
(1) Represents 6,582,217 shares held by SAC, which owns a total of 9,403,168 shares of the Company's common stock.

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

     Exhibits
     --------
     3.1(1)        Certificate of Incorporation, as amended.
     3.2(2)        By-Laws, as amended.
     10.1(3)       Form of Non-Statutory Stock Option Agreement.
     10.2(4)       Company's 1990 Stock Option Plan.
     16.1(5)       Letter re change in certifying accountant dated January 24, 1997.
     16.2(6)       Letter re change in certifying accountant dated March 22, 1999.
     21.1          Subsidiaries of Registrant.

-------------------
(1) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1987.

(2) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1988.

(3) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1989.

(4) Incorporated by reference to the Company's Registration Statement No. 33-37401 on Form S-8, filed on October 23, 1990.

(5) Incorporated by reference to the Company's Form 8-K Current Report dated January 22, 1996.

(6) Incorporated by reference to the Company's Form 8-K/A Current Report dated March 22, 1999.

(b)     Reports on Form 8-K

        The Company filed a report on Form 8-K dated November 18, 1999, disclosing the resignation on November 1, 1999 of Philip Berardi as a member of the Board of Directors of the Company.

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

        Dated:  March 20, 2000

                                        CAMERA PLATFORMS INTERNATIONAL, INC



                                        By:  /s/ William O. Fleischmann
                                            ------------------------------------
                                                 William O. Fleischman
                                                 Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following officers and directors of Camera Platforms International, Inc., on behalf of the Company, in the capacities and in the dates indicated.



March 20, 2000                 Chairman of the Board and Chief Executive Officer



                               By:  /s/ William O. Fleischman
                                   ---------------------------------------------
                                        William O. Fleischman

March 20, 2000                 Director. Chief Financial Officer and Chief
                               Operating Officer



                               By:  /s/ Ronald J. Riddle
                                   ---------------------------------------------
                                        Ronald J. Riddle

March 20, 2000                 Director



                               By:  /s/ Rick Hicks
                                   ---------------------------------------------
                                        Rick Hicks