Form 10-Q
period 2000-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2000-05-12
CIK 775714

                          	UNITED STATES
	              SECURITIES AND EXCHANGE COMMISSION
                    	Washington, D.C.  20549

                          	FORM 10-Q

[Mark one]
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

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

                       Not Applicable
       	(Former name, former address and former fiscal year,
	               if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X   No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000.
	Common Stock $.0005 par value		       13,768,228
	  (Class)				                        (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.
                                    	INDEX

                                                            Page Number
PART I.   FINANCIAL INFORMATION:

Item 1.	Financial Statements:

Condensed Consolidated Statement of Financial Position
at March 31, 2000, and December 31, 1999                           		3

Condensed Consolidated Statement of Operations for the
Three Months ended March 31, 2000 and 1999	                         	4

Condensed Consolidated Statement of Cash Flows for the
Three Months ended March 31, 2000 and 1999	                         	5

Notes to Condensed Consolidated Unaudited Financial
Statements	                                                         	6

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations	                                	13


PART II.   OTHER INFORMATION	                                       	15


Item 1.	Legal Proceedings	                                          	15

Signature Page                                                      	15

                          CAMERA PLATFORMS INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                            (Debtor-in-Possession)
                                  (Unaudited)

                                                   	March 31,	   December 31,
                                                       2000	         1999
	                                  ASSETS
Current Assets
  Cash	                                               	$37,000       $9,000
  Accounts receivable, less allowance for doubtful
    accounts of $5,000 in 2000 and $87,000 in 1999     106,000     	102,000
	 Current maturities of net investment in
     sales-type lease and installment sale              10,000       34,000
  Inventories  	                                       821,000      819,000
  Prepaid expenses	                                    234,000      230,000
     Total current assets	                           1,209,000    1,194,000

Property and equipment, net of accumulated
  depreciation and a $542,000 rental asset
  valuation allowance                                1,647,000   	1,799,000
Deposits and other  noncurrent assets	                  24,000 	     21,000
                                                   	$2,879,000   $3,014,000


	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

 	Accounts Payable                                      	8,000      	9,000
	 Accrued Liabilities                                  	94,000     	94,000
	 Debtor-in-Possession Loan                            	53,000         -
  Deferred Revenue                                      	3,000      	6,000
    Total current liabilities                         	158,000    	109,000

Liabilities subject to compromise                   	6,415,000  	6,415,000

Shareholders' Equity
Common stock?$.0005 par value; 15,000,000 shares
  authorized; shares issued and outstanding:
  13,768,228 in 2000 and 1999                           	7,000      	7,000
Additional paid-in capital	                         23,549,000 	23,549,000
Accumulated deficit	                               (27,250,000)(27,066,000)

  Total shareholders' equity                       	(3,694,000)	(3,510,000)

                                                   	$2,879,00  	$3,014,000

Note: The balance sheet at December 31, 1999 was derived from the unaudited financials statements of that date.

	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
            	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	                              (Unaudited)

                                                       Three months ended
                                             	March 31, 2000   March 31, 1999
Revenues
Net product sales                               	$  -             	$  52,000
Revenues from rental operations                     	280,000  	      305,000
		                                                   280,000       	 357,000
Expenses
Cost of sales	                                   $   -               	27,000
Cost of rental operations 	                          302,000 	       361,000
Selling, general and administrative	                  95,000   	     320,000
		                                                   397,000	        708,000

  Operating loss                                   	(117,000)     	 (351,000)

Interest expense, net                               	(64,000)       (142,000)
Other income (expenses), net	                         (3,000)  	      28,000
Net loss from discontinued operations	                   -          	(52,000)

Net loss	                                          ($184,000)     	($517,000)



Basic and diluted loss per share                     	($0.01)        	($0.04)



Weighted average number of shares outstanding	    13,768,228 	    13,768,228

	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             CAMERA PLATFORMS INTERNATIONAL, INC.
                    	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      	(Unaudited)

                                                       Three months ended
 	                                         March 31, 2000	    March 31, 1999

OPERATING ACTIVITIES
  Net income (loss)	                               ($184,000) 	   ($517,000)
Adjustments to reconcile net loss to net
  Cash used in operating activities:
  Depreciation and amortization  	                   163,000 	      171,000
  Gain on sale of equipment	                            -	           (2,000)
  Provision (credit) for doubtful accounts             	-           (82,000)
Changes in assets and liabilities:
  Accounts receivable	                                (4,000)      	121,000
  Inventories	                                        (2,000)      	(17,000)
  Installment sales                                  	24,000        	12,000
  Prepaid expenses and other current assets          	(4,000) 	     (38,000)
  Deposits and other assets                          	(3,000)       	44,000
		Accounts payable                                   	(1,000)       	(4,000)
  Accrued liabilities                                  	-  	         17,000
  Customer deposits 	                                   -          	132,000
  Deferred revenue	                                   (3,000)       	22,000
Net cash used in operating activities	               (14,000)	     (141,000)


INVESTING ACTIVITIES
  Purchases of property and equipment	               (11,000)          -
  Net proceeds from sale of equipment	                 -           	148,000

Net cash provided by (used in) investing
  activities	                                        (11,000)       148,000

FINANCING ACTIVITIES
  Proceeds from borrowings from short-term debt      	53,000	         -
  Repayment of borrowings from short-term debt    	     -           	(2,000)
  Proceeds from issuance of stock options	              -            	2,000

Net cash provided by (used in) financing
   activities                                        	53,000	          -

Net increase (decrease) in cash	                      28,000       	(7,000)
Cash at beginning of period                           	9,000       	26,000
Cash at end of period	                               $37,000 	     $33,000


Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	                                           	$64,000	      $34,000
Income taxes	                                           -             -




	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         CAMERA PLATFORMS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  	(Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                   CAMERA PLATFORMS INTERNATIONAL, INC.

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

                              CAMERA PLATFORMS INTERNATIONAL, INC.

On March 8, 2000, a hearing was held on a debtor's emergency motion to approve debtor-in-possession ("DIP") financing to allow the Company to meet immediate working capital requirements. Judge Mund granted the motion in an amount not to exceed $250,000. The financing is being provided by DOOFF, LLC., the Company's secured lender (see below). As of March 31, 2000, $53,000 has been advanced to the Company under the note.

AGREEMENTS WITH CONSOLIDATED PRODUCTIONS, INC.

On February 7, 2000, Shotmaker Acquisition Corp. ("SAC"), the majority shareholder of the Company, entered into an agreement with Consolidated Productions, Inc. "(Consolidated") by which SAC and Consolidated agreed that SAC would transfer to Consolidated (or surrender to the Company) 4,000,000 shares of the Company's common stock currently held by SAC in exchange for the following: Consolidated will purchase Foothill's entire right, title and interest in Foothill's loans to the Company; Consolidated will provide $250,000 in working capital to the Company (see DIP financing motion above); the Company will file a plan of reorganization, which will result in, among other things, sufficient shares of the Company's common stock to be issued to Consolidated, such that in aggregate Consolidated will own 49.9% of the total outstanding shares of the Company's common stock after the adoption of the plan of reorganization.

On February 8, 2000, Consolidated entered into an agreement with Foothill by which Consolidated agreed to purchase, for $1,500,000, Foothill's entire right, title and interest in Foothill's loans to the Company, including Foothill's interest in any insurance policy, loss, or payments therefrom. Several parties have asserted liens or security interest in the Company's assets. The agreement calls for the Company to commence adversary proceeding to establish that Foothill's liens and security interests are prior to all other asserted liens or security interest. If a satisfactory decision regarding priority of lien interests is not reached by May 15, 2000, Consolidated will either waive this condition to closing, or the agreement will automatically terminate. On February 23, 2000, Consolidated waived this condition and closed the transaction. Subsequently, Consolidated assigned its rights under the agreement to a new entity, DOOFF, LLC.

PLAN OF REORGANIZATION and DISCLOSURE STATEMENT

On February 21, 2000, the Company filed the Debtor's Plan of Reorganization and the related Disclosure Statement Describing Debtor's Plan of Reorganization with the Bankruptcy Court. On April 18, 2000, a hearing was held before Judge Mund in the Bankruptcy court regarding the adequacy of the Disclosure Statements describing the Debtor's Plan of Reorganization. The court approved the Disclosure Statement as containing adequate information and authorized the
Company to solicit votes with regard to the plan.   The Court has scheduled
June 13, 2000 for a hearing date for confirmation of the plan, and has set
June 2, 2000 as the final date for objections to the plan.

The plan divides the creditors claims and proposes settlements to each class on the effective date of the adoption of the plan as follows:

                             CAMERA PLATFORMS INTERNATIONAL, INC.
Administrative Claims in general: Each holder of an administrative claim allowed by the Court shall receive, at the sole option of such holder, cash equal to the amount to such claim or one share of the Company's New Common stock for each $.25 in approved claims.

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

Classes of Claims of Interest:

Class 1: Allowed Secured Claim Of DOOFF LLC ("DOOFF"). DOOFF, successor in interest to Foothill, shall have an allowed secured claim of $1,500,000 and shall retain its security interest in the pre-petition collateral, which includes, without limitation, all of the Company's accounts receivable, inventory, equipment, and all tangible and intangible assets. Interest only shall be paid monthly at the reference rate plus 2% per annum for 10 years, commencing the first month immediately following the effective date of reorganization. DOOFF shall receive 4,000,000 shares of the New Common stock of the Company (in lieu of Old Common from SAC). The balance of DOOFF's claim, approximately $1.938 million, will be classified as a General Allowed Unsecured Claim.

Class 2: Allowed Secured Claim of IPA/Airport Partners. IPA/Airport Partners holds an impaired secured claim, and will be classified as a General Allowed Unsecured Claim.

Class 3: Allowed Secured Claim of Prologis FDBA SCI-N.C. Prologis holds an impaired secured claim, and will be classified as a General Allowed Unsecured Claim.

Class 6: General Allowed Unsecured Claims. Unsecured claims will receive one share of the New Common stock of the Company for each $2.00 in allowed claims held or the lesser of $250.00 or the amount of the allowed class 6 claim.

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

                            CAMERA PLATFORMS INTERNATIONAL, INC.

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

NOTE 3 - INVENTORIES

                                             March 31,          	December 31,
	                                              2000          		      1999
Raw materials		                             $   -                $    -
Work in process	                               	320,000	            318,000
Finished goods		                                501,000 	           501,000
	                                              $821,000	           $819,000

NOTE 4 - PROPERTY AND EQUIPMENT

	                                               March 31,        December 31,
   	                                              2000     	         1999
Rental equipment		                              $6,262,000       	$6,262,000
Machinery and equipment	                          	366,000          	355,000
Leasehold improvements	                            	63,000           	63,000
Furniture and fixtures                            		62,000            62,000
Automobiles and trucks		                           119,000          	119,000
	                                                                                                  $6,872,000	$6,861,000
Less accumulated depreciation and amortization	  4,683,000       	 4,520,000
Less rental asset valuation allowance		            542,000 	         542,000
                                              		$1,647,000       	$2,644,000

                        CAMERA PLATFORMS INTERNATIONAL, INC.


NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under long-term debt, and also include accounts payable, accrued interest, customer deposits and other accrued expenses. These amounts represent the Company's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Case. Such claims remain subject to future adjustment based on negotiations, actions of the Bankruptcy Court, further development with respect to disputed claims, future rejection of additional executory contracts or expired leases, determination as to the value of any collateral securing claims or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Case.

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.

	                                                     	March 31, 2000
Accounts payable	                                          $1,139,000
Customer deposits                                              48,000
Accrued expenses                                              317,000
Long-term debt                                              4,911,000

	       	                                                  $6,415,000

NOTE 6 - DEBTOR-IN-POSSESSION FINANCING

On March 8, 2000, a hearing was held on a debtor's emergency motion to approve debtor-in-possession ("DIP") financing to allow the Company to meet immediate working capital requirements. The motion was granted by Judge Mund in an amount not to exceed $250,000. The financing is being provided by DOOFF, LLC., the Company's secured lender. The balance outstanding at March 31, 2000 was $53,000.

NOTE 7 - LITIGATION

All pending litigation is subject to an automatic stay as a result of the bankruptcy filing (Note 2). Based upon negotiation, adjudication or other action by the Bankruptcy Court, amounts with respect to disputed claims may increase the amounts of liabilities subject to compromise recorded by the Company. Amounts past due which have been subject to litigation are included in the amounts recorded as of March 31, 2000.

NOTE 8 - INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At March 31 2000, the Company had net operating loss carry forwards of approximately $23 million for federal tax purposes, which expire from 2000 to 2013. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years is subject to significant annual limitations. The Company has California net operating loss carry forwards of approximately $3.5 million for tax purposes, which expire from 2000 to 2003. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities. At March 31, 2000, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately
$8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

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

                         CAMERA PLATFORMS INTERNATI0NAL, INC.

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

	The Company is operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code. The Company has been able to secure up to $250,000 in debtor-in-possession ("DIP") financing provided by its secured lender, DOOFF, LLC. Even with this financing, however, there remains a serious question as
o the Company's abilities to generate sufficient cash to continue operations.

RESULTS OF OPERATIONS
The following analysis compares the three months ended March 31, 2000, with the three months ended March 31, 1999.

First quarter 2000 results compared with first quarter 1999

The Company's revenue for the first quarter decreased by 27% compared with the
same period of 1998.   Camera car rentals increased by 10%.  Dolly and crane
rentals decreased form $29,256 in 1998 to $21,055 in 1999, or almost 28%. Akela crane rentals decreased 28% from $44,880 to $32,351.

As a result of the Company's bankruptcy filings and ongoing discussions and negotiations with suppliers, there were no sales revenues for the quarter.

The gross margin on camera car rentals increased by 129%, due to lower personnel and maintenance expenses. The gross margin on Akela rentals decreased $26,000, due to the decrease in revenues and increases in personnel and equipment rental expenses. The gross margin on dolly and crane rentals decreased by $3,000, reflecting lower revenues offset by substantially lower operating expenses.

Selling expenses decreased 52%, and general and administrative expenses decreased approximately 76%, from $119,534 to $28,073 over the same quarter of 1998. The reductions in general and administrative expenses reflected substantially lower insurance, legal, accounting, and personnel expenses.

The net loss for the quarter was $184,000 compared with a loss of $517,000 for the same period of 1999.

                       CAMERA PLATFORMS INTERNATIONAL, INC

International Sales

International sales are not a material component of the Company's total revenues.

Inflation

Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in he next twelve months.

PART II - OTHER INFORMATION

Item 1.	Litigation.

All pending litigation is subject to an automatic stay as a result of the Chapter 11 filing. Based upon negotiation, adjudication or other action by the Bankruptcy Court, amounts with respect to disputed claims may increase the amounts of liabilities subject to compromise recorded by the Company.


Item 6.	Exhibits and Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended
March 31, 2000.

                                 	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CAMERA PLATFORMS INTERNATIONAL, INC.

                                        /s/ William O. Fleischman

Date:   May 11, 2000                    	William O. Fleischman
                                         Chief Executive Officer

                                       /s/ Ronald J. Riddle

Date:  May 11, 2000                      Ronald Riddle
                                         Chief Operating Officer and
                                         Chief Financial Officer