Form 10-Q
period 2000-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2000-08-21
CIK 775714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[Mark one]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------

        Commission File Number:  0-14675

                      CAMERA PLATFORMS INTERNATIONAL, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                              95-4024550
        ------------------                     ------------------
  (State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization)

             10909 Vanowen Street, North Hollywood, California 91605
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 623-1700
                      -------------------------------------
               (Registrant telephone number, including area code)

                                 Not Applicable
                     --------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2000.


 Common Stock $.0005 par value         13,768,228
 -----------------------------         ----------
           (Class)                 (Number of shares)

              (See  Note 2 to the Company's Financial Statements)

                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I.        FINANCIAL INFORMATION:

        Item 1.       Financial Statements:

                      Condensed Consolidated Statements of Financial Position
                          at June 30, 2000, and December 31, 1999                        3

                      Condensed Consolidated Statements of Operations for the
                          Three Months ended June 30, 2000 and 1999 and the
                          Six Months ended June 30, 2000 and 1999                        4

                      Condensed Consolidated Statements of Cash Flows for the
                          Six Months ended June 30, 2000 and 1999                        5

                      Notes to Condensed Consolidated Unaudited Financial
                          Statements                                                     6

        Item 2.       Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                           12

PART II        OTHER INFORMATION                                                        13

Signature Page                                                                          13

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                   (Unaudited)


              ----------------------------------------------------


                                                                      JUNE 30,         December 31,
                                                                        2000               1999

                                     ASSETS
CURRENT ASSETS
  Cash                                                              $      5,000       $      9,000
  Accounts receivable, less allowance for doubtful accounts
      of $5,000 in 2000 and $87,000 in 1999                               93,000            102,000
  Current maturities of net investment in sales-type lease
      and installment sale                                                     0             34,000
  Inventories                                                            821,000            819,000
  Prepaid expenses                                                       246,000            230,000
                                                                    ------------       ------------
          TOTAL CURRENT ASSETS                                         1,165,000          1,194,000


  Property and equipment, net of accumulated depreciation
      and a $542,000 rental asset valuation allowance                  1,485,000          1,799,000
  Deposits and other noncurrent assets                                    30,000             21,000
                                                                    ------------       ------------
                                                                    $  2,680,000       $  3,014,000

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable                                                  $      5,000       $      9,000
  Accrued Liabilities                                                     94,000             94,000
  Debtor-in-Possession Loan                                               93,000
  Deferred Revenue                                                             0              6,000
                                                                    ------------       ------------
          TOTAL CURRENT ASSETS                                           192,000            109,000




LIABILITIES SUBJECT TO COMPROMISE                                      6,407,000          6,415,000

SHAREHOLDERS' EQUITY
  Common Stock $.0005 par value; 15,000,000 shares authorized;
     shares issued and outstanding: 13,768,228 in 2000 and 1999            7,000              7,000
  Additional paid-in capital                                          23,549,000         23,549,000
  Accumulated deficit                                                (27,475,000)       (27,066,000)

          TOTAL SHAREHOLDERS' EQUITY                                  (3,919,000)        (3,510,000)
                                                                    ------------       ------------
                                                                    $  2,680,000       $  3,014,000

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three months ended June 30,           Six months ended June 30,
                                               2000               1999               2000               1999
                                           ------------       ------------       ------------       ------------
REVENUES
Net product sales                          $      2,000       $    240,000       $      2,000       $    292,000
Revenues from rental operations                 262,000            296,000            542,000            601,000
                                           ------------       ------------       ------------       ------------

                                                264,000            536,000            544,000            893,000
                                           ------------       ------------       ------------       ------------

EXPENSES

Cost of sales                                     1,000            124,000              1,000            151,000
Cost of rental operations                       300,000            365,000            602,000            726,000
Selling, general and administrative              90,000            211,000            185,000            531,000
                                           ------------       ------------       ------------       ------------
                                                391,000            700,000            788,000          1,408,000

Operating loss                                 (127,000)          (164,000)          (244,000)          (515,000)

Interest expense, net                            58,000            148,000            122,000            290,000
Other income (expense), net                     (40,000)            17,000            (43,000)            45,000
Net loss from discontinued operations                 0                  0                  0                  0
                                           ------------       ------------       ------------       ------------

NET LOSS                                   $   (225,000)      $   (295,000)      $   (409,000)      $   (812,000)

BASIC AND DILUTED LOSS PER SHARE           $      (0.02)      $      (0.02)      $      (0.03)      $      (0.06)


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         13,768,228         13,768,228         13,768,228         13,768,228


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                    Six months ended
---------------------------------------------------------------------------------------------
                                                           JUNE 30, 2000       June 30, 1999

OPERATING ACTIVITIES
  Net loss                                                 $    (409,000)      $    (812,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                               323,000             336,000
     (Gain) on sale of equipment                                       0             (32,000)
     Provision (credit) for doubtful accounts                          0             (39,000)
     Changes in assets and liabilities:
        Accounts receivable                                        9,000              65,000
        Inventories                                               (2,000)             91,000
        Installment sales                                         34,000              27,000
        Prepaid expenses                                         (16,000)            (49,000)
        Deposits and other assets                                 (9,000)             24,000
        Accounts payable                                          (4,000)            (34,000)
        Accrued liabilities                                      (14,000)            233,000
  NET CASH USED IN OPERATING ACTIVITIES                          (88,000)           (190,000)
--------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchases of property and equipment                             (9,000)                  0
  Proceeds from sale of equipment                                      0             182,000
  Purchase of goodwill and covenant not to compete                     0                   0
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (9,000)            182,000
--------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Proceeds from borrowings of short-term debt                     93,000                   0
  Principal payment on short-term debt                                 0                   0
  Proceeds from borrowing of long-term debt                            0                   0
  Principal payment on long-term debt                                  0              (4,000)
    Proceeds from issuance of stock                                    0               2,000
  NET CASH PROVIDED BY FINANCING ACTIVITIES                       93,000              (2,000)
NET INCREASE (DECREASE) IN CASH                                   (4,000)            (10,000)

Cash at beginning of year                                          9,000              26,000
CASH AT END OF PERIOD                                      $       5,000       $      16,000


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for:
    Interest                                               $     122,000       $      23,000
    Income taxes                                                       0                   0


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1  -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

NOTE 2  -  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On September 24, 1999, the Company was served with a notice by the clerk of the United States Bankruptcy Court Central District of California ("Bankruptcy Court") that, on September 17, 1999, a petition under Title 11, United States Code, was filed against the Company by certain creditors for an order for relief under Title 11, Chapter 7 or 11 of the United States Code.

On October 14, 1999, the Company filed an answer in the Court in the form of a Debtor's Consent to Entry of an Order for Relief Under Chapter 11 of Title 11 of the Untied States Code, and the Order was entered by the Bankruptcy Court, on October 25, 1999, under case number SV-99-20947 GM ("Bankruptcy Case"). On February 21, 2000, the Company filed a reorganization plan. On June 13, 2000, in the Bankruptcy Court, an order was entered confirming the Company's Second Amended Plan of Reorganization ("the Plan").

In accordance with the Plan:

1. Administrative Claims will be paid, at the option of each such holder in cash equal to the amount of such claim or one share of the Company's new common stock for each $.25 in approved administrative claims.

2. Tax liabilities will be paid over a six-year period in equal quarterly payments.

3. DOOFF, Inc., the successor in interest to Foothill, the Company's secured lender, shall retain its security interest in all pre-petition collateral, which included, without limitation, all the Company's accounts receivable, inventory, equipment and all tangible and intangible assets. The loan of $1,500,000 will be all due and payable in ten years with interest only payments due monthly at the reference rate plus 2% per annum, commencing the first month immediately following the effective date of reorganization.

4. All unsecured creditors will receive one share of new common stock for each two dollars of their approved claim.

5. Existing common shareholder SAC will transfer ownership representing 4,000,000 shares of the Company's common stock to DOOFF, Inc., the Company's secured lender.

6. DOOFF, Inc. will be issued new common stock such that it will own 49.9% of the then outstanding stock of the company.

7. The remaining existing shareholders will retain their shares. Their interests will be diluted by the shares issued to the unsecured creditors and to the Company's secured creditor.

Prior to the effective date of the Plan, there were 13,768,228 shares outstanding. As a result of the issuance of shares to the secured and unsecured creditors, it is anticipated that there will be approximately 25,861,000 shares outstanding at the conclusion of the reorganization.

On April 2, 1999, the Company's wholly owned subsidiaries Shotmaker Dollies, Inc. and Shotmaker Sound, Inc. filed for protection under Chapter 7 of the federal bankruptcy code. On July 1, 1999, the trustee filed a report recommending to the court a finding of no assets for these debtors. The filing of the bankruptcies is not expected to impact the operations of the Company.

NOTE 3  -  INVENTORIES


                                                      June 30,         December 31,
                                                        2000               1999
                                                    -------------      -------------
Work in process ..............................      $     320,000      $     318,000
Finished goods ...............................            501,000            501,000
                                                    -------------      -------------
                                                    $     821,000      $     819,000
                                                    =============      =============

NOTE 4 - PROPERTY AND EQUIPMENT

                                                       June 30,         December 31,
                                                         2000               1999
                                                    -------------      -------------
Rental equipment ...............................    $   6,262,000      $   6,262,000
Machinery and equipment ........................          364,000            355,000
Leasehold improvements .........................           63,000             63,000

Furniture and fixtures .........................           62,000             62,000
Automobiles and trucks .........................          119,000            119,000
                                                    -------------      -------------
                                                    $   6,870,000      $   6,861,000

Less accumulated depreciation and amortization..        4,843,000          4,520,000
Less rental asset valuation allowance ..........          542,000            542,000
                                                    -------------      -------------
                                                    $   1,485,000      $   1,799,000
                                                    =============      =============

NOTE 5  -  LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under long-term debt, and also include accounts payable, accrued interest, customer deposits and other accrued expenses. These amounts represented the Company's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Case. See Note 2 above.

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.


                              June 30, 2000
                              -------------

Accounts payable              $   1,131,000
Customer deposits                    48,000
Accrued expenses                    317,000
Long-term debt                    4,911,000
                              -------------

                              $   6,407,000


NOTE 6  -  DEBTOR-IN-POSSESSION FINANCING

On March 8, 2000, a hearing was held on a debtor's emergency motion to approve debtor-in-possession ("DIP") financing to allow the Company to meet immediate working capital requirements. The motion was granted by Judge Mund in an amount not to exceed $250,000. The financing was being provided by DOOFF, LLC., the Company's secured lender. The balance outstanding at August 10, 2000 was $0.

NOTE 7  -  LITIGATION

All pending litigation is subject to an automatic stay as a result of the bankruptcy filing (Note 2).

Based upon negotiation, adjudication or other action by the Bankruptcy Court, amounts with respect to disputed claims may increase the amounts of liabilities subject to compromise recorded by the Company. Amounts past due which have been subject to litigation are included in the amounts recorded as of June 30, 2000.

NOTE 8  -  INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At June 30, 2000, the Company had net operating loss carry forwards of approximately $23 million for federal tax purposes, which expire from 2000 to 2013. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years is subject to significant annual limitations. The Company has California net operating loss carry forwards of approximately $3.5 million for tax purposes, which expire from 2000 to 2003. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities. At June 30, 2000, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

The tax loss carryforwards are subject to the limitations set forth in the Internal Revenue Code.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

        This Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future, may be included in reliance on the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties including, but not limited to, the following: the ability of the Company to continue as a going concern; the ability of the Company to generate sufficient cash revenue from operations to pay current operating obligations, including its occupancy costs; the ability of the Company to operate pursuant to the terms and conditions of the agreement for the interim use of cash collateral with its primary secured lender; the adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain products and services and negotiate terms with vendors and service providers for current orders; the ability to develop, fund and execute an operating plan for the Company; the ability of the Company to attract and retain employees; competitive pressures from other camera car companies and grip equipment rental companies which may affect the nature and viability of the Company's business strategy; the ability of the Company to attract and retain customers; and the absence of an active public trading market for the Company's common stock.

        Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

        The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

On September 24, 1999, the Company was served with a notice by the clerk of the United States Bankruptcy Court Central District of California ("Bankruptcy Court") that, on September 17, 1999, a petition under Title 11, United States Code, was filed against the Company by certain creditors for an order for relief under Title 11, Chapter 7 or 11 of the United States Code.

On October 14, 1999, the Company filed an answer in the Court in the form of a Debtor's Consent to Entry of an Order for Relief Under Chapter 11 of Title 11 of the Untied States Code, and the Order was entered by the Bankruptcy Court, on October 25, 1999, under case number SV-99-20947 GM ("Bankruptcy Case"). On February 21, 2000, the Company filed a reorganization plan. On June 13, 2000, in the Bankruptcy Court, an order was entered confirming the Company's Second Amended Plan of Reorganization ("the Plan").

In accordance with the Plan:

        1. Administrative Claims will be paid, at the option of each such holder in cash equal to the amount of such claim or one share of the Company's new common stock for each $.25 in approved administrative claims.

        2. Tax liabilities will be paid over a six-year period in equal quarterly payments.

        3. DOOFF, Inc., the successor in interest to Foothill, the Company's secured lender, shall retain its security interest in all pre-petition collateral, which included, without limitation, all the Company's accounts receivable, inventory, equipment and all tangible and intangible assets. The loan of $1,500,000 will be all due and payable in ten years with interest only payments due monthly at the reference rate plus 2% per annum, commencing the first month immediately following the effective date of reorganization.

        4. All unsecured creditors will receive one share of new common stock for each two dollars of their approved claim.

        5. Existing common shareholder SAC will transfer ownership representing 4,000,000 shares of the Company's common stock to DOOFF, Inc., the Company's secured lender.

        6. DOOFF, Inc. will be issued new common stock such that it will own 49.9% of the then outstanding stock of the company.

        7. The remaining existing shareholders will retain their shares. Their interests will be diluted by the shares issued to the unsecured creditors and to the Company's secured creditor.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has been able to secure up to $250,000 in debtor-in-possession ("DIP") financing provided by its secured lender, DOOFF LLC. Even with this financing, however, there remains a serious question as to the Company's ability to generate sufficient cash to continue operations. The Company is seeking additional funds in the form of its debt, equity or a combination thereof. No assurance can be given that the Company will be successful in obtaining such funds, or what the terms of any financing might be.

RESULTS OF OPERATIONS

The following analysis compares the three months ended June 30, 2000, with the three months ended June 30, 1999, and the six months ended June 30, 2000, with the six months ended June 30, 1999.

The Company's revenue for the second quarter and first six months of 2000 decreased by 51% and 39%, respectively, as compared with the corresponding periods of the prior year. Both second quarter and year-to-date sales revenue decreased by 99% over the comparative periods of

1999. Revenue decreases were primarily associated with the SAG strike, run-away production, the Company's bankruptcy proceedings, and the failure of the Company to successfully bring the blue dolly to the marketplace.

The Company's camera car rental revenue decreased by 13%, and the dolly and crane rental revenue decreased by 10% compared with the same quarter of 1999. Year to date, camera car revenue decreased by 7%, while dolly and crane rentals decreased by 12%.

Rental gross margins increased from -69% in the second quarter of 1999 to -38% in the current quarter. Year-to-date rental gross margins increased from -60% to -125%. The increases in gross margin are due to lower personnel costs associated with layoffs in May, 1999 and decreases in all variable expense categories. These decreases in costs were associated with a substantial decrease in revenues, modifying the effect on the gross margins.

Selling expense for the second quarter decreased by approximately 57% over 1999. Year-to-date, the decrease was 52%. The decrease was attributable to decreased advertising and payroll. General and administrative expenses decreased 57% in the current quarter as compared with the corresponding quarter of 1999. Year-to-date, the decrease was 67%. The decreases are a result of substantial layoffs in May, 1999.

Interest expense decreased by 61% from the second quarter of 1999, and 58% year-to-date compared with 1999. The decrease is a result of the companies bankruptcy filing in September of 1999 thus halting interest accrual.

The Company's net loss decreased $70,000 (24%) in the second quarter, and $403,000 (50%) year-to-date. The decreases are a result of employee layoffs and expense reductions in all areas. The net loss per share for the quarter remains the same at $0.02, and the net loss per share for the six months decreased from $0.06 to $0.03.

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

        PART II - OTHER INFORMATION

Items 1, 2, 3 and 5

        Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

        During the quarter, the Company distributed to its shareholders a Disclosure Statement with respect to the Company's Second Amended Plan of Reorganization.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) 2.1 Second Amended Plan of Reorganization.

            27  Financial Data Schedule

        (b) Reports on Form 8-K. On June 15, 2000, the Company filed a Form 8-K with respect to the entry of an order confirming the Company's Second Amended Plan of Reorganization.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CAMERA PLATFORMS INTERNATIONAL, INC.


                                                    /s/ MARTIN PERELLIS
                                            ------------------------------------
Date:   August 17, 2000                     Martin Perellis
                                            President and Principal Financial
                                            and Accounting Officer