Form 10-K/A
period 1999-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2000-10-16
CIK 775714

                       SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   ----------

                                   FORM 10-K/A
 (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the fiscal year ended December 31, 1999
                                   ---------------------------------------------
                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from           to
                                        -----------   -----------

                         Commission file Number   0-14675
                                               --------------

                      CAMERA PLATFORMS INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



                   Delaware                                         95-4024550
----------------------------------------------         ------------------------------------
(State or other Jurisdiction of Incorporation)         (I.R.S. Employer Identification No.)


    10909 Vanowen Street, N. Hollywood, CA                            91605
----------------------------------------------         ------------------------------------
   (Address of Principal Executive Offices)                         (Zip Code)



                                 (818) 623-1700
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


                                                    Name of Each Exchange
        Title of Each Class                          on Which Registered
        -------------------                         ---------------------

-----------------------------------          -----------------------------------

-----------------------------------          -----------------------------------

Securities registered under Section 12(g) of the Exchange Act:


                         COMMON STOCK - $.0005 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  [X]    No  [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of October 12, 2000 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $4,515,978

                Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

        Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [X]    No  [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 13,768,228

                       DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INDEX TO FINANCIAL STATEMENTS AND RELATED NOTES
                      CAMERA PLATFORMS INTERNATIONAL, INC.


CONTENT                                                                    PAGE
-------                                                                    ----
INDEPENDENT AUDITORS' REPORT                                                 4

CONSOLIDATED BALANCE SHEETS                                                  5

CONSOLIDATED STATEMENTS OF OPERATIONS                                        6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                        7

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT                             8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   9

SUPPLEMENTARY INFORMATION                                                   20

Schedules of Valuation and Qualifying Accounts                              21

                      [LETTERHEAD OF ROSE, SYNDER & JACOB]


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Camera Platforms International, Inc.

We have audited the accompanying consolidated balance sheets of Camera Platforms International, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Camera Platforms International, Inc. and subsidiaries for the year ended December 31, 1997 were audited by other auditors whose report dated March 12, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camera Platforms International, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also audited the Schedules of Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 1999. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/ Rose, Synder & Jacobs

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

September 6, 2000

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                                     1999               1998
                                                                 ----------         ----------
CURRENT ASSETS
Cash                                                             $    9,000         $   26,000
Accounts receivable, less allowance for doubtful
  accounts of $5,000 in 1999 and $2,000 in 1998                     102,000            112,000
Current maturities of net investment in sale-type
  lease and installment sale                                         34,000             43,000
Inventories                                                         108,000            253,000
Prepaid expenses                                                    115,000             97,000
                                                                 ----------         ----------
TOTAL CURRENT ASSETS                                                368,000            531,000

Property and equipment, net of depreciation,
  amortization and rental asset valuation allowance               1,593,000          2,644,000
Net investment in sales-type lease and installment sale,
  net of current maturities                                              --             38,000
Deposits and other assets                                            10,000             36,000
                                                                 ----------         ----------

TOTAL ASSETS                                                     $1,971,000         $3,249,000
                                                                 ==========         ==========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

                                                                   1999                  1998
                                                               ------------          ------------
CURRENT LIABILITIES
Accounts payable                                               $      8,000          $    159,000
Accrued liabilities                                                 267,000                71,000
Deferred revenue                                                      6,000                29,000
                                                               ------------          ------------

Total current liabilities                                           281,000               259,000
                                                               ------------          ------------

Long term debt                                                    1,500,000             1,500,000

Liabilities subject to compromise                                 5,073,000             4,731,000

COMMITMENTS AND CONTINGENCIES, note 12

Shareholders' deficit
Common stock $.0005 par value; 15,000,000 shares
  authorized; 13,768,228 shares issued and outstanding                7,000                 7,000
Additional paid-in capital                                       23,549,000            23,547,000
Accumulated deficit                                             (28,439,000)          (26,795,000)
                                                               ------------          ------------
TOTAL SHAREHOLDERS' DEFICIT                                      (4,883,000)           (3,241,000)
                                                               ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $  1,971,000          $  3,249,000
                                                               ============          ============


                        See independent auditors' report
                and notes to consolidated financial statements.

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                 1999                  1998                 1997
                                            ------------          ------------          ------------
REVENUE
Net product sales                           $    467,000          $    607,000          $  1,719,000
Revenue from rental operations                 1,245,000             1,638,000             1,637,000
                                            ------------          ------------          ------------
                                               1,712,000             2,245,000             3,356,000
EXPENSES
Cost of sales                                    305,000               445,000             1,172,000
Cost of rental operations                      1,309,000             1,739,000             1,511,000
Selling, general and administrative              859,000             1,755,000             1,464,000
                                            ------------          ------------          ------------
                                               2,473,000             3,939,000             4,147,000

Operating loss                                  (761,000)           (1,694,000)             (791,000)
Interest expense, net                           (505,000)             (560,000)              (71,000)
Other income (expense), net                     (172,000)              (11,000)              125,000
Impairment loss, note 17                        (206,000)           (1,147,000)                   --
                                            ------------          ------------          ------------
Net loss from continuing operations           (1,644,000)           (3,412,000)             (737,000)
Net loss from
  discontinued operations, note 16                    --            (1,139,000)                   --
                                            ------------          ------------          ------------

Net loss                                    $ (1,644,000)         $ (4,551,000)         $   (737,000)
                                            ============          ============          ============

Basic and diluted loss per share
Loss from continuing operations             $      (0.12)         $      (0.26)         $      (0.06)
Loss from discontinued operations                     --                 (0.09)                   --
                                            ------------          ------------          ------------

Net Loss                                    $      (0.12)         $      (0.35)         $      (0.06)
                                            ============          ============          ============

Weighted average shares outstanding           13,768,228            13,145,228            12,418,228
                                            ============          ============          ============


                        See independent auditors' report
                and notes to consolidated financial statements.

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND 1997

                                                             1999                 1998                 1997
                                                         -----------          -----------          -----------
OPERATING ACTIVITIES
Net loss                                                 $(1,644,000)         $(4,551,000)         $  (737,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                                672,000              898,000              408,000
(Gain) loss on disposal of equipment                         (11,000)              41,000             (155,000)
Impairment loss                                              206,000            1,197,000                   --
Provision for doubtful accounts, net                          18,000               86,000               12,000
Changes in assets and liabilities:
Accounts receivable                                           (8,000)             (21,000)              94,000
Net investment in lease and installment sale                  47,000               51,000             (132,000)
Inventories                                                  145,000             (571,000)             (53,000)
Prepaid expenses                                             (18,000)            (164,000)             (16,000)
Deposits and other assets                                     26,000              192,000             (128,000)
Accounts payable                                            (159,000)             828,000              (87,000)
Deferred revenue                                             (23,000)              17,000               12,000
Customer deposits                                             30,000              (12,000)             (64,000)
Other current liabilities                                    519,000              142,000               (8,000)
                                                         -----------          -----------          -----------

Net cash used in operating activities                       (200,000)          (1,867,000)            (854,000)
                                                         -----------          -----------          -----------

INVESTING ACTIVITIES
Proceeds from sale of property and equipment                 184,000            1,596,000              549,000
Purchases of property and equipment                               --           (2,917,000)            (750,000)
Purchase of intangible assets                                     --             (440,000)                  --
                                                         -----------          -----------          -----------

Net cash provided (used) by investing activities             184,000           (1,761,000)            (201,000)
                                                         -----------          -----------          -----------

FINANCING ACTIVITIES
Principal payments
on revolving credit line, net                                     --                   --             (170,000)
Proceeds from borrowings of long-term debt                    68,000            5,759,000            1,146,000
Principal payments on long-term debt                         (71,000)          (2,187,000)             (25,000)
Proceeds from option payment                                   2,000                   --                   --
Proceeds from sale of common stock                                --                5,000                   --
                                                         -----------          -----------          -----------

Net cash provided (used) by financing activities              (1,000)           3,577,000              951,000
                                                         -----------          -----------          -----------

Net decrease in cash                                         (17,000)             (51,000)            (104,000)

Cash at beginning                                             26,000               77,000              181,000
                                                         -----------          -----------          -----------

Cash at end of year                                      $     9,000          $    26,000          $    77,000
                                                         ===========          ===========          ===========

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest                                                 $   321,000          $   456,000          $    55,000
                                                         ===========          ===========          ===========
Income taxes                                             $     1,000          $     1,000          $     1,000
                                                         ===========          ===========          ===========


                        See independent auditors' report
                and notes to consolidated financial statements.

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                      Number of        Common            Paid-in           Accumulated
                                       Shares           Stock            Capital             Deficit                Total
                                     ----------        -------         -----------         ------------          -----------
Balance at January 1, 1998           12,418,228         $6,000         $22,792,000         $(22,244,000)         $   554,000
Issuance of Common Stock              1,350,000          1,000             755,000                   --              756,000

Net loss for the year                        --             --                  --           (4,551,000)          (4,551,000)
                                     ----------         ------         -----------         ------------          -----------

Balance at December 31, 1998         13,768,228          7,000          23,547,000          (26,795,000)          (3,241,000)

Net loss for the year                        --             --                  --           (1,644,000)          (1,644,000)
Option payment                               --             --               2,000                   --                2,000
                                     ----------         ------         -----------         ------------          -----------

Balance at December 31, 1999         13,768,228         $7,000         $23,549,000         $(28,439,000)         $(4,883,000)
                                     ==========         ======         ===========         ============          ===========



                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      DESCRIPTION OF BUSINESS

        Camera Platforms International, Inc. ("CPI" or the "Company"), was organized in the state of Delaware in 1985 to engage in the business of leasing camera cars and other related equipment to motion picture and television production companies. The Company designs, manufactures, sells, rents and leases a wide variety of production equipment to the film and video industries. The Company rents three varieties of camera cars, and both rents and sells cranes, dollies, jib arms, remote heads, and dolly track. The Company had only two subsidiaries, Shotmaker Sound, Inc. and Shotmaker Dollies, Inc. and they both filed for protection under Chapter 7 of the Federal Bankruptcy Code in 1999. Only Shotmaker Sound, Inc. was operating in 1998, providing rehearsal studio, storage and cartage services to recording artists, and its operations were presented as discontinued operations (note 16).

        PROCEEDING UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

        As a result of continuing losses from operations, exacerbated by the failure of the Company's strategy to increase its presence in the rental market through acquisitions and production problems with its new Dolly, the Company defaulted on various debt obligations. In 1999, the Company began negotiations with Foothill Capital Corporation ("Foothill") and other creditors to restructure the Company's debt.

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

        On October 14, 1999, the Company filed an answer to the court in the form of a Debtor's Consent to Entry of an Order for Relief Under Chapter 11 of Title 11 of the United States Code, and such an entry was ordered by the United States Bankruptcy Court, Central District of California, San Fernando Valley Division ("Bankruptcy Court"), on October 25, 1999, under case number SV-99-20947 GM ("Bankruptcy Case"). At December 31, 1999, the Company is operating its business as debtor-in-possession pursuant to the Bankruptcy Code.

        Actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code, the Company may assume or reject executory contracts, including lease obligations and employment agreements. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization.

        At a hearing held on November 16, 1999, before Judge Kathleen T. Lax, the Bankruptcy Court entered orders granting authority to the Company, among other things, to pay pre-petition and post petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received after September 23, 1999.

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


                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      DESCRIPTION OF BUSINESS (Continued)

        On January 11, 2000, a Chapter 11 status conference was held by the Court. The court ruled at that hearing that March 15, 2000 will be set as the bar date for filing proofs of claim and interest and that the Company is to file its plan of reorganization and related disclosure statement on or before April 1, 2000.

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

        AGREEMENTS WITH CONSOLIDATED PRODUCTIONS, INC.

        On February 7, 2000, Shotmaker Acquisition Corp. ("SAC"), entered into an agreement with Consolidated Productions, Inc. ("Consolidated") by which SAC and Consolidated agreed that SAC will transfer to Consolidated 4,000,000 shares of the Company's common stock currently held by SAC in exchange for the following: Consolidated will purchase Foothill's entire rights, title and interest in Foothill's loans to the Company; Consolidated will provide $250,000 in working capital to the Company; the Company will file a plan of reorganization, which will result in, among other things, sufficient shares of the Company's common stock to be issued to Consolidated, such that in aggregate Consolidated will own 49.9% of the total outstanding shares of the Company's common stock when all the creditors receive their shares in accordance with the plan of reorganization.

        On February 8, 2000, Consolidated entered into an agreement with Foothill by which Consolidated agreed to purchase, for $1,500,000, Foothills' entire right, title and interest in Foothill's loans to the Company, including Foothill's interest in any insurance policy, loss, or payments therefrom. Several parties have asserted liens or security interest in the Company's assets. The agreement called for the Company to commence adversary proceedings to establish that Foothill's liens and security interests are prior to all other asserted liens or security interest. If a satisfactory decision regarding priority of lien interests was not reached by May 15, 2000, Consolidated would either waive this condition to closing, or the agreement will automatically terminate. On February 23, 2000, Consolidated waived this condition and closed the transaction. Subsequently, Consolidated assigned its rights under the agreement to a new entity, DOOFF, LLC.

        PLAN OF REORGANIZATION AND DISCLOSURE STATEMENT

        On February 21, 2000, the Company filed the Debtor's Plan of Reorganization and the related Disclosure Statement Describing Debtor's Plan of Reorganization with the Bankruptcy Court. The Bankruptcy Court approved the Plan as submitted on June 13, 2000. The plan divides the creditors claims and proposes settlements to each class on the effective date of the adoption of the plan as follows:

        Administrative Claims in general: Each holder of an administrative claim allowed by the Court shall receive, at the sole option of such holder, cash equal to the amount of such claim or one share of the Company's New Common stock for each $.25 in approved claims. Total administrative claims included in accrued expenses is $110,000 at December 31, 1999.

        Administrative claims include statutory fees; ordinary course liabilities incurred post-petition; post-petition professional fees and expenses incurred in conjunction with the Chapter 11 Case; United States Trustee fees; and allowed tax claims. Allowed tax claims, will be paid out in equal quarterly installments over a period of six years, with interest at 9% per annum on the unpaid balance. The balance of allowed tax claims included in accrued expenses is $63,000 at December 31, 1999.

                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      DESCRIPTION OF BUSINESS (Continued)

        Classes of Claims of Interest:

        Class 1: Allowed Secured Claim of DOOFF, LLC ("DOOFF"). DOOFF, successor in interest to Foothill, shall have an allowed secured claim of $1,500,000 and shall retain its security interest in the pre-petition collateral, which includes, without limitation, all of the debtor's accounts receivable, inventory, equipment, and all tangible and intangible assets. Interest only shall be paid monthly at the reference rate plus 2% per annum for 10 years, commencing the first month immediately following the effective date of reorganization. Consolidated shall receive 4,000,000 shares of the new common stock of the Company. The balance of DOOFF's claim, approximately $1,938,000, will be classified as a General Allowed Unsecured Claim.

        Class 2: Allowed Secured Claim of IPA/Airport Partners. IPA/Airport Partners holds an impaired secured claim, and will be classified as a General Allowed Unsecured Claim.

        Class 3: Allowed Secured Claim of Prologis FDBA SCI- N.C. Prologis holds an impaired secured claim, and will be classified as a General Allowed Unsecured Claim.

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

        On April 2, 1999, the Company's wholly owned subsidiaries Shotmaker Dollies, Inc. ("SDI") and Shotmaker Sound, Inc. ("Sound") filed for protection under Chapter 7 of the federal Bankruptcy Code. Neither SDI nor Sound have any assets.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Liquidity and Going Concern

        The Company's losses and negative cash flows from operations raised doubts about its ability to continue as a going concern and caused the filing of the involuntary and voluntary bankruptcy petitions referred to above (note 1). The Plan of Reorganization was approved by the Bankruptcy Court in June 2000, relieving the Company from most of its liabilities. Based on its activities subsequent to December 31, 1999, the Company believes it will generate sufficient cash flows to meet its remaining and current obligations as they become due. Also, the Company has $250,000 available in working capital from DOOFF, Inc. (see note 1). Based on these factors, management believes doubts about its ability to continue as a going concern are alleviated.


                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Revenue from certain qualifying lease contracts are accounted for as sales-type leases wherein the present value of all payments are recorded currently as revenue, and the related cost of the asset is charged to cost of sales. Interest is recorded over the term of the related lease agreement.

        Inventories

        Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out method (note 17).

        Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is generally determined using the straight-line method over the estimated useful life of the property and equipment, using periods ranging from three to ten years. (See note 17)

        Research and Development

        Research and development costs are charged to expense as incurred. Such amounts are not material in any year presented.

        Cash Equivalents

        The Company considers all highly liquid investments held at financial institutions with maturity dates of three months or less at the time of acquisition to be cash equivalents.

        Per Share Data

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") SFAS No. 128, "Earnings Per Share", which establishes new standards for computing and presenting basic and diluted earnings per share. Adoption of SFAS No. 128 does not have a material effect on the computation or presentation of per share data in the accompanying consolidated financial statements.


                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Per Share Data (Continued)

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

        Advertising Costs

        The Company expenses all advertising costs as incurred. Advertising costs totaled $20,000, $124,000, and $191,000 for the years ended December 31, 1999, 1998, and 1997, respectively, and were recorded as part of selling, general and administrative expenses.

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

        Reclassifications

        Certain accounts in 1997 have been reclassified in order to conform to the presentation in 1998 and 1999.


                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         New Accounting Standards

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1999, with no material impact on the consolidated financial statements. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was adopted during the first quarter of 1997. SFAS No. 129, "Disclosures of Information about Capital Structure" and SFAS No. 128, "Earnings Per Share" were adopted in the fourth quarter of 1997, with no material effect on the consolidated financial statements.

         The Company operates in a single business segment.


3.       INVESTMENT IN SALES-TYPE LEASE AND INSTALLMENT SALE

         The following lists the components of the investment in sales-type lease and installment sale:


                                         1999         1998
                                       -------      -------
Minimum lease payments receivable      $34,000      $81,000
Less: unearned income                    6,000       29,000
                                       -------      -------

Net investment                         $28,000      $52,000
                                       =======      =======


         At December 31, 1999, lease and installment sale receivables are due within one year.


4.       INVENTORIES

                       1999          1998
                     --------      --------
Work in process      $     --      $136,000
Finished goods        108,000       117,000
                     --------      --------

                     $108,000      $253,000
                     ========      ========


5.       PROPERTY AND EQUIPMENT


                                                        1999            1998
                                                    ----------      ----------
Equipment available for lease                       $6,262,000      $6,523,000
Finished goods                                         355,000         390,000
Leasehold improvements                                  63,000          73,000
Furniture and fixtures                                  62,000          94,000
Automobiles and trucks                                 119,000         143,000
                                                    ----------      ----------
                                                     6,861,000       7,223,000
                                                    ----------      ----------

Less accumulated depreciation and amortization       4,726,000       4,037,000
Less rental asset valuation allowance                  542,000         542,000
                                                    ----------      ----------
                                                     5,268,000       4,579,000
                                                    ----------      ----------

                                                    $1,593,000      $2,644,000
                                                    ==========      ==========


                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       PROPERTY AND EQUIPMENT (Continued)

         Accumulated depreciation and amortization pertaining to equipment available for lease amounted to $4,199,000 and $3,528,000 at December 31, 1999 and 1998, respectively.


6.       ACQUISITIONS AND DISPOSITIONS

         Third Encore

         On January 1, 1999, the Company's wholly owned subsidiary, Shotmaker Sound, Inc. ("Sound"), completed the purchase of the assets and business of Third Encore ("3E"), a company which provides rehearsal studio, storage and cartage services to recording artists. Sound subsequently sold the assets and business of 3E to an unrelated third party, effective February 1, 1999 (note 16).

         On April 1, 1999, Sound filed bankruptcy under Chapter 7 of the Bankruptcy Code as a no asset debtor.

         Production Services - Atlanta

         On April 6, 1998, the Company acquired the business of Production Services - Atlanta, Inc. ("PSA") for a total consideration of $2.1 million consisting of (i) $1 million cash at closing, (ii) a $500,000 promissory note due in three years, interest payable quarterly at 8%, and (iii) 600,000 shares of Company common stock, at an agreed upon value of $1 per share. The promissory note was secured by a lien on the acquired assets, subordinate to the lien of the Company's primary lender. The $1 million cash at closing, together with $250,000 in working capital, was funded by Foothill Capital Corporation ("Foothill"). The Foothill loan fully amortized over sixty months, with interest payable monthly at the reference rate plus 2%. The Foothill loan was collateralized by all the assets of PSA.

         In October 1998, the Company ceased all PSA operations (note 16). On November 10, 1998, all the assets of PSA were sold at auction. Prior to the auction, Foothill noticed an event of default under its note, and foreclosed on the assets. The Company recognized a $425,000 loss on the disposition of the assets. In December 1998, the remaining amounts due under the Foothill debt were restructured, together with all other Foothill debt.

         Fluid Images, Inc.

         On May 27, 1998, the Company acquired all the stock of Fluid Images, Inc., ("Fluid Images") an Oregon corporation, including all assets of Fluid Images, the name "Akela Cranes", but excluding all liabilities except certain accounts payable and debt of Fluid Images, for a purchase price of $2.5 million. Immediately upon acquisition, Fluid Images was liquidated and its assets and liabilities were assumed by the Company. The consideration consisted of (i) $1 million cash at closing, (ii) a $750,000 promissory note with $250,000 annual principal reductions, interest only payable quarterly at 10%, and (iii) 750,000 shares of the Company's common stock, at an agreed upon value of $1 per share. The promissory note is unsecured. The $1 million cash at closing was funded by Foothill. The Foothill loan initially fully amortized over sixty months, with interest payable monthly at the reference rate plus 2%. The Foothill loan is collateralized by all the acquired assets. Subsequently, the Company restated the value of the shares issued to $.20 per share and recognized an impairment in the carrying value of the acquired intangible assets of $342,000 (note 17).


                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       LONG TERM DEBT

         During the bankruptcy proceedings, it was determined that only $1,500,000 was secured debt, and should not be converted into equity. This loan was with Foothill at December 31, 1999, and was subsequently transferred to DOOFF in February 2000. This loan bears interest at 2% above the prime rate, interest payable monthly until the maturity date, June 2010. This loan is secured by all the assets of the Company.

         In March 2000, the Bankruptcy Court approved an interim working capital financing from DOOFF for a total of $250,000, bearing interest at 10%.


8.       LIABILITIES SUBJECT TO COMPROMISE

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

         The principal categories of claims classified as liabilities subject to compromise under the reorganization proceedings at December 31, 1999 are identified below.


                       Accounts payable       $1,139,000
                       Customer deposits          48,000
                       Accrued expenses          447,000
                       Long-term debt          3,439,000
                                              ----------
                                              $5,073,000
                                              ==========

9.       INCOME TAXES

         The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

         At December 31, 1999, the Company has net operating loss-carry forwards of approximately $28 million for federal tax purposes, which expire from 2000 to 2019. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $4 million for California tax purposes, which expire from 2000 to 2004. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities.


                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       INCOME TAXES (Continued)

         At December 31, 1999, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $10 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

         The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.


10.      RELATED PARTY TRANSACTIONS

         Beginning in September 1998, a principal shareholder of the Company agreed to loan approximately $200,000 to VA Industries, the manufacturer of the Company's new hydraulic dolly, toward the completion of the first production run of twelve dollies. The VA Industries loan is being administered by the Company, and is secured by the construction in process of the dollies at VA Industries. In addition, the shareholder purchased accounts receivable at par from the Company, from which the Company subsequently collected $62,000 and failed to remit (note 17).

         On August 10, 1999, the Company entered into a license agreement with an affiliate to develop a web site, Shotmaker.com. This website was financed by a principal shareholder and the Company has a right to acquire the website for an amount equal to the total financed by the principal shareholder.


11.      COMMON STOCK AND STOCK OPTIONS

         In 1998, 300,000 shares of common stock were supposed to be issued as a signing bonus for a new president. The stock was never physically issued due to non-payment of the stock transfer agent. In 1999 and 1998, the president also exercised options to purchase 300,000 and 500,000 shares of common stock, respectively. The stock was never physically issued also due to non-payment of the stock transfer agent.

         Stock options to purchase shares of common stock were granted to certain officers and key employees as follows:


                                           Options Outstanding
                                        Weighted Average Exercise
                                      -----------------------------
                                         Shares           Price
                                      ------------     ------------
Outstanding at January 1, 1998             700,000     $       0.12
Granted                                  1,200,000     $       0.01
Exercised                                 (500,000)    $       0.01
Terminated or expired                     (560,000)    $       0.12
                                      ------------     ------------
Outstanding at December 31, 1998           840,000     $       0.03
                                      ============     ============
Granted                                  1,391,667     $       0.21
Exercised                                 (300,000)    $       0.01
Terminated or expired                     (400,000)    $       0.01
                                      ------------     ------------
Outstanding at December 31, 1999         1,531,667     $       0.04
                                      ============     ============

                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      COMMON STOCK AND STOCK OPTIONS (Continued)

         Options outstanding at December 31, 1999 expire between January 2001 and January 2005.

         Vested options totaling 291,667, issued to Mr. Berardi, former President of the Company, and included as outstanding at December 31, 1999 were tendered and rejected by the Company subsequent to Mr. Berardi's resignation on January 6, 2000 (note 12).

         Options are executory contracts as defined by the Bankruptcy Code, and are subject to acceptance or rejection by the Company. The Company rejected all stock option contracts except for one agreement providing for 1,100,000 shares at $.25 per share, expiring in June 2003. These options became exercisable at the approval date of the Reorganization Plan by the Court.

         Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by SFAS 123, there would be no change to the Company's net loss and loss per share.

12.      COMMITMENTS AND CONTINGENCIES

         Leases

         In December 1996, the Company entered into a lease for its premises which expired November 1999. The Company is now leasing the premises on a month to month basis for $12,000 per month.

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

         Claims

         As mentioned in note 8, liabilities subject to compromise is the Company's best estimate. Proof of claims have been filed by creditors who claim that the Company's indebtedness towards them is understated. The Company is debating approximately $500,000 of unsecured claims and $175,000 of administrative claims. The Company is also debating an additional $900,000 in unsecured claims which is believed to be without merit. It is reasonably possible that a change in the estimate will occur in the near term. The Company believes it will prevail, but should the Court rule in favor of the claimants, unsecured claims would be converted into common stock at a rate of $2 of indebtedness for one share, and administrative claims would become payable in cash. A former president is also claiming options to purchase 291,667 shares of the Company's common stock at a price of $0.07 per share. These option agreements were rejected by the Company as executory contracts in accordance with the Bankruptcy Court.

         Contingent gain

         In November 1998, the Company filed a claim with its insurance company for assets that had been stolen. After rejecting the claim, the insurance carrier settled for $235,000, which was received by the Company in July 2000. The contingent gain was not recorded in the Company's books at December 31, 1998 and 1999.


                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      LITIGATION

         All pending litigation is subject to an automatic stay as a result of the bankruptcy filing. Based upon negotiation, adjudication or other action by the Bankruptcy Court, amounts with respect to disputed claims may increase the amounts of liabilities subject to compromise recorded by the Company.


14.      SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

         No revenue derived from a single customer accounted for more than ten percent of total revenue during 1999, 1998, or 1997. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.


15.      FAIR VALUES OF FINANCIAL INSTRUMENTS

         Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 1999 and 1998.


16.      DISCONTINUED OPERATIONS

         In October 1998, the Company ceased operations in Atlanta and Nashville. Subsequently, on November 10, 1998, all the inventory and equipment of the Atlanta and Nashville operations was sold at auction. The Company recognized a $425,000 loss on the disposition, and a loss of $603,000 from operations with respect to Atlanta and Nashville for the year ended December 31, 1998. Revenue from these operations in 1998 totaled $330,000.

         On February 1, 1999, the Company sold substantially all the assets of its wholly owned subsidiary, Shotmaker Sound, Inc. ("Sound"). Subsequently, Sound filed for protection under Chapter 7 of the Bankruptcy Code. Sound was deemed as a no asset debtor. The Company recorded a loss on disposition of $68,000, and a loss of $43,000 from operations of this subsidiary for the year ended December 31, 1998. Total revenue from these operations totaled $578,000 for 1998. Revenue from these operations were immaterial in 1999.

         The disposition of these assets has been accounted for as discontinued operations and accordingly, the operating results of the Atlanta and Nashville operations and of Shotmaker Sound have been aggregated and reported as discontinued operations in the accompanying consolidated statement of operations. The operations of Atlanta and Nashville were only in effect during fiscal 1998, and no restatement of prior years financial statements is required.


17.      IMPAIRMENT OF ASSETS

         In 1998, the Company wrote-off $342,000 of goodwill related to the purchase of Fluid Images, Inc. The Company also reduced the value associated with the issuance of new shares of common stock by $600,000. The total effect of these reductions was to write off purchased goodwill of $942,000 for the year ended December 31, 1998. In 1998, the Company also recorded an impairment loss of $640,000 to present its inventory at fair market value, which was lower than the cost. Lastly, the Company also wrote down its prepaid expenses by $165,000 in 1998 based on their estimated future benefits. Included in the above is $410,000 related to monies paid to VA Industries for their work in process for the new hydraulic dollies.

         In 1999, the Company recorded an impairment loss on long lived assets of $206,000 in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which was triggered by the bankruptcy filing. The fair value of fixed assets subject to impairment was determined by an appraiser.


                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                            SUPPLEMENTARY INFORMATION






                        See independent auditors' report
                and notes to consolidated financial statements.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULES OF VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                        Balance                                                   Balance
                                       January 1,         Addition           Deductions         December 31,
                                     -------------      -------------      -------------       -------------
YEAR ENDED DECEMBER 31, 1997
Asset valuation allowance            $     542,000      $          --      $          --       $     542,000
Allowance for doubtful accounts             34,000             46,000            (34,000)             46,000
Warranty liability                           4,000             18,000            (22,000)                 --
                                     -------------      -------------      -------------       -------------

                                     $     580,000      $      64,000      $     (56,000)      $     588,000
                                     =============      =============      =============       =============

YEAR ENDED DECEMBER 31, 1998
Asset valuation allowance                  542,000                 --                 --             542,000
Allowance for doubtful accounts             46,000             41,000            (85,000)              2,000
Warranty liability                              --                 --                 --                  --
                                     -------------      -------------      -------------       -------------

                                     $     588,000      $      41,000      $     (85,000)      $     544,000
                                     =============      =============      =============       =============

YEAR ENDED DECEMBER 31, 1999
Asset valuation allowance            $     542,000      $          --      $          --       $     542,000
Allowance for doubtful accounts              2,000              3,000                 --               5,000
Warranty liability                              --                 --                 --                  --
                                     -------------      -------------      -------------       -------------

                                     $     544,000      $       3,000      $          --       $     547,000
                                     =============      =============      =============       =============



                        See independent auditors' report
                and notes to consolidated financial statements.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit
Number               Description
-------              -----------
27.1                 Financial Data Schedule







                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 2000

                                          CAMERA PLATFORMS INTERNATIONAL, INC


                                          By: /s/ Martin Perellis
                                             -----------------------------------
                                              Name:  Martin Perellis
                                              Title: President and Principal
                                                     Financial and Accounting
                                                     Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following officers and directors of Camera Platforms International, Inc., on behalf of the Company, in the capacities and in the dates indicated.


October 13, 2000


/s/ Martin Perellis
-----------------------------------------
Martin Perellis
President, Principal Financial and
Accounting Officer and Director