Form 10-Q
period 2000-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2000-11-14
CIK 775714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark one]

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number: 0-14675

                      CAMERA PLATFORMS INTERNATIONAL, INC.
                  (Debtor-in-possession as of October 25, 1999)
             (Exact name of registrant as specified in its charter)

              Delaware                                   95-4024550
       ----------------------                         ----------------
   (State or other jurisdiction                        (IRS Employer
 of incorporation or organization)                    Identification No.)

            10909 Vanowen Street, North Hollywood, California, 91605
            --------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)

                                 (818) 623-1700
                       ----------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                       ----------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2000.

            Common Stock $.0005 par value                13,768,228
            -----------------------------              --------------
                      (Class)                        (Number of shares)

                      CAMERA PLATFORMS INTERNATIONAL, INC.



                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I.   FINANCIAL INFORMATION:

        Item 1.   Financial Statements:

                  Condensed Consolidated Statement of Financial Position
                     at September 30, 2000, and December 31, 1999                     3

                  Condensed Consolidated Statement of Operations for the
                     Three Months ended September 30, 2000 and 1999, and
                     the Nine Months ended September 30, 2000 and 1999                4

                  Condensed Consolidated Statement of Cash Flows for the
                     Nine Months ended September 30, 2000 and 1999                    5

                  Notes to Condensed Consolidated Unaudited Financial
                     Statements                                                       6

        Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                             10


PART II.   OTHER INFORMATION                                                         12


        Item 1.      Legal Proceedings                                               12

                     Signature Page                                                  12

                      CAMERA PLATFORMS INTERNATIONAL, INC.

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION


-----------------------------------------------------------------------------------------------------------
                                                                            SEPTEMBER 30,      December 31,
                                                                                2000               1999
                                                                                                 (Audited)
-----------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                                     $     82,000       $      9,000
   Accounts receivable, less allowance for doubtful accounts
     of $5,000 in 2000 and $5,000 in 1999                                         82,000            102,000
   Current maturities of net investment in sales-type lease
        and installment sale                                                                         34,000
   Inventories                                                                   108,000            108,000
   Prepaid expenses                                                               97,000            115,000
                                                                            ------------       ------------
         TOTAL CURRENT ASSETS                                                    369,000            368,000

Property and equipment, net of accumulated depreciation,
   amortization and rental asset valuation allowance                           1,120,000          1,593,000
Deposits and other assets                                                         20,000             10,000
                                                                            ------------       ------------

         TOTAL ASSETS                                                       $  1,509,000       $  1,971,000
                                                                            ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                         $      6,000              8,000
   Accrued liabilities                                                           152,000            267,000
   Deferred revenue                                                               60,000              6,000
                                                                            ------------       ------------
         TOTAL CURRENT LIABILITIES                                               218,000            281,000
                                                                            ------------       ------------

LONG TERM DEBT                                                                 1,500,000          1,500,000

LIABILITIES SUBJECT TO COMPROMISE                                              5,052,000          5,073,000

COMMITMENTS AND CONTINGENCIES, NOTE 2 AND 7

SHAREHOLDERS' DEFICIT
   Common stock--$.0005 par value; 15,000,000 shares authorized; shares
     issued and outstanding: 13,768,228 in 2000 and 1999                           7,000              7,000
   Additional paid-in capital                                                 23,549,000         23,549,000
   Accumulated deficit                                                       (28,817,000)       (28,439,000)
                                                                            ------------       ------------
         TOTAL SHAREHOLDERS' DEFICIT                                          (5,261,000)        (4,883,000)
                                                                            ------------       ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $  1,509,000       $  1,971,000
                                                                            ============       ============


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



---------------------------------------------------------------------------------------------------------------
                                               Three months ended                      Nine months ended
                                                   September 30,                         September 30,
                                              2000               1999               2000               1999
---------------------------------------------------------------------------------------------------------------
REVENUES

Sales                                     $      6,000       $    155,000       $      9,000       $    447,000
Rentals                                        246,000            344,000            787,000            945,000
                                          ------------       ------------       ------------       ------------

                                               252,000            499,000            796,000          1,392,000
                                          ------------       ------------       ------------       ------------

EXPENSES

Cost of sales                                                      94,000              1,000            245,000
Cost of rentals                                321,000            334,000            924,000          1,060,000
Selling, general and administrative             93,000            175,000            278,000            706,000
                                          ------------       ------------       ------------       ------------

                                               414,000            603,000          1,203,000          2,011,000
                                          ------------       ------------       ------------       ------------

Operating (loss)                              (162,000)          (104,000)          (407,000)          (619,000)

Interest expense, net                          (41,000)           140,000           (127,000)           430,000
Other income (expense), net                    199,000             28,000            156,000             73,000
Net operating loss (gain) from
     discontinued operations                                      (50,000)                                2,000
                                          ------------       ------------       ------------       ------------


                                               158,000             62,000             29,000            359,000
                                          ------------       ------------       ------------       ------------

NET INCOME (LOSS)                         $     (4,000)      $   (166,000)      $   (378,000)      $   (978,000)
================================================================================================================


NET  INCOME (LOSS)
           PER SHARE OF COMMON STOCK      $      (0.00)      $      (0.02)      $      (0.03)      $      (0.07)
================================================================================================================


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                        13,768,228         13,768,228         13,768,228         13,768,228
================================================================================================================


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


-------------------------------------------------------------------------------------------------------
Nine months ended                                              September 30, 2000    September 30, 1999
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net loss                                                        $(378,000)          $(978,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                473,000             504,000
         Liabilities subject to compromise                            (21,000)            (42,000)
         Provision (credit) for doubtful accounts                                         (82,000)
         Changes in assets and liabilities:
              Accounts receivable                                      20,000             145,000
              Net investment in lease and installment sale             34,000             143,000
              Prepaid expenses                                         18,000             (22,000)
              Deposits and noncurrent assets                          (10,000)             34,000
              Accounts payable                                         (2,000)            (69,000)
              Other current liabilities                              (121,000)            121,000
-------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                13,000            (246,000)
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Proceeds from sale of equipment                                                       206,000
-------------------------------------------------------------------------------------------------------
    NET CASH (USED IN)  INVESTING ACTIVITIES                                              206,000
-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Proceeds from borrowings of short-term debt                       153,000              28,000
    Principal payments on short term debt                             (93,000)
    Proceeds on borrowing of long-term debt
    Principal payments on long-term debt                                                   (4,000)
    Proceeds from issuance of common stock                                                  2,000
-------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                          60,000              26,000
-------------------------------------------------------------------------------------------------------

NET (DECREASE) IN CASH                                                 73,000             (14,000)
CASH AT BEGINNING OF YEAR                                               9,000              26,000
CASH AT END OF PERIOD                                               $  82,000           $  12,000
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the period for:
         Interest                                                   $ 127,000           $ 241,000
         Income taxes
=======================================================================================================


     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1999.

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

In accordance with the Plan:

1. Administrative Claims will be paid, at the option of each such holder in cash equal to the amount of such claim or one share of the Company's new common stock for each $0.25 in approved administrative claims.
2. Tax liabilities will be paid over a six-year period in equal quarterly payments.
3. DOOFF, LLC, the successor in interest to Foothill, the Company's secured lender, shall retain its security interest in all pre-petition collateral, which included, without limitation, all the Company's accounts receivable, inventory, equipment and all tangible and intangible assets. The loan of $1,500,000 will be all due and payable in ten years with interest only payments due monthly at the reference rate plus 2% per annum, commencing the first month immediately following the effective date of reorganization.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

4. All unsecured creditors will receive one share of new common stock for each two dollars of their approved claim.
5. Existing common shareholder SAC will transfer ownership representing 4,000,000 shares of the Company's common stock to DOOFF, LLC, the Company's secured lender.
6. DOOFF, LLC will be issued new common stock such that it will own 49.9% of the then outstanding stock of the Company.
7. The remaining existing shareholders will retain their shares. Their interests will be diluted by the shares issued to the unsecured creditors and to the Company's secured creditor.

NOTE 3 -- INVENTORIES

                                      September 30,     December 31,
                                          2000              1999
                                      ------------      ------------
Work in process ..............                             320,000
Finished goods ...............           108,000           501,000
                                        --------          --------
                                        $108,000          $821,000

NOTE 4 -- PROPERTY AND EQUIPMENT

                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                     ------------        -----------
Rental equipment ...........................................          $6,262,000          $6,313,000
Machinery and equipment ....................................             355,000             340,000
Leasehold improvements .....................................              63,000              63,000
Furniture and fixtures .....................................              62,000              77,000
Automobiles and trucks .....................................             119,000             119,000
                                                                      ----------          ----------
                                                                      $6,861,000          $6,912,000
Less accumulated depreciation and amortization .............           5,199,000           4,394,000
Less rental asset valuation allowance ......................             542,000             542,000
                                                                      ----------          ----------
                                                                      $1,120,000          $1,976,000

NOTE 5 -- LIABILITIES SUBJECT TO COMPROMISE

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below.

                                             September 30, 2000
                                             ------------------
                    Accounts payable            $  1,120,000
                    Customer deposits                 51,000
                    Accrued expenses                 442,000
                    Long-term debt                 3,439,000
                                                   ---------
                                                $  5,052,000

NOTE 6 -- BORROWINGS

On March 8, 2000, a hearing was held on a debtor's emergency motion to approve debtor-in-possession ("DIP") financing to allow the Company to meet immediate working capital requirements. The motion was granted by Judge Mund in an amount not to exceed $250,000. The financing was being provided by DOOFF, LLC, the Company's secured lender. The balance outstanding at September 30, 2000 was $60,000, bearing interest at 10%.

NOTE 7 -- LITIGATION

All pending litigation was subject to an automatic stay as a result of the bankruptcy filing (Note 2).

Based upon negotiation, adjudication or other action by the Bankruptcy Court, amounts with respect to disputed claims may increase the amounts of liabilities subject to compromise recorded by the Company. Amounts past due which have been subject to litigation are included in the amounts recorded as of September 30, 2000.

NOTE 8 -- INCOME TAXES

The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At September 30, 2000, the Company had net operating loss carry forwards of approximately $28 million for federal tax purposes, which expire from 2000 to 2020. Because of statutory ownership changes, the amount of net operating losses which may be utilized in future years is subject to significant annual limitations. The Company has California net operating loss carry forwards of approximately $3.5 million for tax purposes, which expire from 2000 to 2004. The Company also has federal research and development credits of approximately $64,000, expiring in

                      CAMERA PLATFORMS INTERNATIONAL, INC.

2001 and 2002, which may be used to offset future tax liabilities. At September 30, 2000, total deferred tax assets, consisting principally of net operating loss carry forwards, amounted to approximately $10 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

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

                      CAMERA PLATFORMS INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

       This Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future, may be included in reliance on the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties.

       Actual results may differ materially from those anticipated in any such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances.


LIQUIDITY AND CAPITAL RESOURCES

       The Company has secured a $250,000 line of credit from its secured lender, DOOFF, LLC. Management believes that this financing, together with improved operating results, lower legal costs from the completion of its Bankruptcy proceedings, and reductions in liabilities through the adoption of its plan of reorganization by the Bankruptcy Court will allow the Company to meet its obligations as they become due.

RESULTS OF OPERATIONS

       The following analysis compares the three months ended September 30, 2000, with the three months ended September 30, 1999, and the nine months ended September 30, 2000, with the nine months ended September 30, 1999.

Third quarter 2000 results compared with third quarter 1999

       The Company's revenue for the third quarter decreased by 49% compared with the same period of 1999. Camera car rentals were down 6%. Dolly and crane rentals decreased almost 48%. Akela crane rentals decreased 54%.

       Dolly, crane and accessory sales revenues decreased 95% from third quarter of 1999.

       The gross margin increased 2% in 2000, due to elimination of negative sales.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

       Selling expenses decreased 50%, and general and administrative expenses decreased approximately 46% over the same quarter of 1999, due primarily to staff reductions.

       The net loss for the quarter was $4,000 compared with a loss of $166,000 for the same period of 1999.

       Nine months ended September 30, 2000 compared with nine months ended September 30, 1999

       The Company's year-to-date revenues were 437% lower that in 1999. Dolly and crane rentals decreased 33% from the prior year. Akela crane revenues decreased 22% from the previous year. Camera car rentals decreased 7% and sales revenues were down 98%.

       Cost of camera car rentals decreased 19% in 2000 versus the same period in 1999. The lower revenues were offset by departmental personnel and cost reductions. Cost of dolly and crane rentals decreased 18% in 2000 versus the same period in 1999.

       Selling expenses were 51% lower than the same period in 1999. General and administrative expenses decreased by 61%, reflecting a substantial reduction in payroll and payroll-related expenses, together with reduced legal fees.

       Interest expense decreased from $431,000 in 1999 to $127,000 in 2000.

       The year-to-date loss of $378,000 compares favorably with the $978,000 loss experienced by the Company for the first nine months of 1999.

International Sales

       International sales are not a material component of the Company's total revenues.

Inflation

       Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in the next twelve months.

                      CAMERA PLATFORMS INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 1. Litigation.

All pending litigation was subject to an automatic stay as a result of the Chapter 11 filing. Based upon negotiation, adjudication or other action by the Bankruptcy Court, amounts with respect to disputed claims may increase the amounts of liabilities subject to compromise recorded by the Company.

Item 6. Exhibits and Reports on Form 8-K.

The Company filed no reports on Form 8-k during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAMERA PLATFORMS INTERNATIONAL, INC.

                                   /s/ Martin Perellis
                                   ---------------------------------------------
Date:   November 10, 2000          Martin Perellis
                                   President


Date:   November 10, 2000
                                   /s/ Ronald J. Riddle
                                   ---------------------------------------------
                                   Ronald Riddle
                                   Chief Operating Officer and Chief Financial
                                   Officer