Form 10-K
period 2000-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2001-03-21
CIK 775714

                  SECURITIES AND EXCHANGE COMMISSION
	                   Washington, D.C.  20549

                                FORM  10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2000
                                     OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2001 was $427,819(based on the average bid and asked price of Common Stock in the over-the-counter market on that date).

23,740,964 shares of registrant's Common Stock, $.0005 par value, were outstanding on March 15, 2001.

                         CAMERA PLATFORMS INTERNATIONAL, INC.

                                    CONTENTS                   Page
PART I

Item 1.  BUSINESS                                                3

Item 2.  PROPERTIES                                              6

Item 3.  LEGAL PROCEEDINGS                                       7

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     7

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                         7

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA                    8

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        10

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA                                      13

Item 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
         DISCLOSURES                                             32

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT                                              32

Item 11. EXECUTIVE COMPENSATION                                  33

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                          34
Item 13. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS                                            35

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K                                 36


                        CAMERA PLATFORMS INTERNATIONAL, INC.

PART I

Item 1 - Business

Camera Platforms International, Inc., a Delaware corporation, ("Shotmaker" or "the Company") designs, manufactures, rents and leases a wide variety of production equipment to the film and video industries. The Company rents three varieties of camera cars and the Akela crane, and both rents and sells Pegasus and Enlouva cranes, Panther and the Company's own "Shotmaker Blue" dollies, jib arms, and dolly track.

	CHAPTER 11 PROCEEDINGS

On June 18, 2000, the United States Bankruptcy Court, Central District of California, San Fernando Valley Division ("Bankruptcy Court") entered an order confirming the Company's Second Amended Plan of Reorganization (the "Reorganization Plan"). On June 29, 2000, the Reorganization Plan became effective and the Company emerged from bankruptcy reorganization proceedings. Those proceedings had begun on September 17, 1999 when an involuntary petition was filed by certain creditors for relief under the Chapter 7 or 11 of the United States Bankruptcy Code.

Pursuant to the Reorganization Plan, DOOFF LLC, the Company's largest secured and unsecured creditor, received 49.9% of the total outstanding shares of the Company's common stock after the adoption of the Reorganization Plan. The Company's previous largest shareholder, Shotmaker Acquisition Corp., surrendered 4,000,000 shares of common stock to the Company. General unsecured creditors received one share of common stock of the Company for each $2.00 in allowed claims. In total, the Company issued 13,972,736 and redeemed 4,000,000 shares of common stock as part of the Reorganization Plan.

General

Shotmaker equipment has been used to film many of the top recent U.S. movies. A partial list includes PEARL HARBOR, MISSION IMPOSSIBLE 2,
DR. DOOLITTLE 2, BOUNCE, and SWORDFISH. In addition, a number of prime time television programs and series use Shotmaker equipment such as NASH BRIDGES, BUFFY THE VAMPIRE SLAYER, TOUCHED BY AN ANGEL, and MALCOLM IN THE MIDDLE.

Products

The Shotmaker Camera Car fleet currently consists of 15 camera cars, which include five Shotmaker "Elites", one Shotmaker "Premium Plus", two
Shotmaker "Premiers", six Shotmaker "Classics" and one Shotmaker "Standard". All the camera cars are based at the Company's headquarters and rented throughout the Western United States except two cars operating under a
split rental agreement in New York City.    Camera cars are used in the
motion picture, television and commercial industries to provide a stable base for cameras to film action scenes.

The Shotmaker Elite. The Company has manufactured five top-of-the-line Elite camera cars. The Elite is a custom-built camera car with numerous positions for mounting cameras. The car contains a built-in foldaway

                        CAMERA PLATFORMS INTERNATIONAL, INC.

two-man camera crane with a maximum height of 23 feet.  This crane can be in motion while the car is moving at speeds up to 50 mph.  The car also has a front-mounted hydraulic platform that rises to 12 feet in height.  There is
a built-in 500-amp DC generator and a 200-amp DC battery pack.   The car runs
on both gas and a silent electric drive. The Elite has a special air-ride suspension system that minimizes camera movement, and a six-wheel configuration, which allows the vehicle to crab sideways. The car is approximately 23 feet in length and weighs approximately 22,000 lbs.

The Shotmaker Premier Plus.  This is a modified Classic with a self-leveling
center post.   The center post is adaptable to Technocrane, Enlouva, Pegasus, and most other popular cranes in the industry. The Plus also offers a 200 Amp AC generator.

The Shotmaker Premier. The Company has modified some of its Classics by adding a crane arm. The non-collapsible two-man or remote crane arm on the Premier enables film crews to shoot action scenes while on the move from ground level to 21 feet in height. With the addition of the Company's "Video Turret", the Premier can be used for television productions, sporting events, parades and other functions for which a light crane arm vehicle is required. The Premier is approximately 22 feet in length and weighs approximately 15,000 lbs. During the second quarter of 2001, the first Elite will be modified with a 200 Amp AC generator.

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

The Shotmaker Standard. The Standard is a lightweight, two-axle insert car. The Standard has a front platform, top of cab platform, and numerous positions behind the cab for mounting cameras. Besides being a basic insert car, the Standard can be used for high speed running shots.

Accessory Equipment. The Company rents accessory equipment, including tow dollies and process trailers. Tow dollies are used to tow a car with its front two wheels inches off the ground. Process trailers carry the entire car behind the Shotmaker Camera Car on a platform, which can be expanded up to fourteen feet wide. The Company has available a custom motorcycle towing device which can tow two motorcycles side by side. The Company also offers remote heads, lamp heads and ballasts for use on its Shotmaker camera cars.

Shotmaker Dollies, Cranes and Accessories

Major items of equipment in the Dollies and Cranes rental fleet include:
19 dollies (13 Super Panthers and 3 Mini Panthers); 12 Pegasus cranes;
10 jib arms (8 super Jibs and 2 Mini Jibs); 7 Akela cranes; 8 Enlouva cranes; 6 Shotmaker Blue dollies (4 Falcons and 2 Eagles); approximately 650 feet of tubular dolly track. The Company is aggressively looking for new products to add to its rental fleet. Dollies are mobile devices operating on tracks or wheels which provide a stable base for cameras to film. Cranes are used in the motion picture, television and commercial industries, both indoor and outdoors, to provide a base for cameras moving from ground level to heights of as much as 85 feet.

                        CAMERA PLATFORMS INTERNATIONAL, INC.

Shotmaker Blue Dollies. The Company delivered the first of its manufactured hydraulic dollies in March 1999. The Company is in the process of completing twelve Blue Dollies that are in various stages of manufacture.

Akela Cranes. Akela cranes are the longest and highest cranes available. The Akela comes in three versions: Akela Plus (97' length), Akela Sr. (57' to 84') and Akela Jr. (41' to 62'). The Akela offers the versatility of going from ground level to six stories high in a single move, and substitutes for many helicopter shots. As of March 15, 2001, the Company had seven Akela cranes in its rental inventory, six of which were operational. The cranes are located in California, Canada, and France.

Enlouva Cranes. In late 1996, the Company acquired exclusive worldwide
rights to manufacture, lease and sell Enlouva cranes.   Enlouva cranes are
used for shots with remote heads allowing cameras to be controlled by an operator on the ground. The Enlouva crane is a streamlined, compact crane that incorporates a number of revolutionary design features. Manufactured from aircraft quality aluminum, it is extremely lightweight, completely modular, and can be assembled by two people in less than 15 minutes without tools. It is highly stable and has a maximum lens height of over 26 feet. With a minimum overhead clearance of less than seven feet, the unit can be used in areas inaccessible to other cranes. It supports all 35mm, 16mm and video cameras, and can be used in combination with most dolly and track systems, camera cars, boats and trains. A small number of Enlouva III's are currently available for rent through the Company's competitors or individual camera operators or grips. The Enlouva IV incorporates a number of design improvements including a lighter fulcrum, improved brakes, a smaller profile and an easier transport system. The Company has completed the manufacturing of thirteen of these new generation of cranes. As of March 20, 2001, the Company had eight Enlouva IV cranes in its rental fleet.

Panther Equipment. Panther's Pegasus Crane is the first fully convertible camera crane that is lightweight, remarkably stable, and capable of being assembled without tools. The Pegasus Crane can take a camera operator and a fully loaded camera up to a 31-foot lens height, and can be swiftly converted from a standard crane to a remote head crane with a lens height of over 36 feet.

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

The Mini Panther Dolly is also an electro-mechanical dolly precisely operated by digital electronics. The Mini Panther's column supports 175 lbs, whereas the Super Panther supports over half a ton. While the Super Panther has five variable speeds, the Mini Panther has one. The dolly rides two operators, with the camera on the center post. The Mini also has interchangeable columns: a motorized unit; a two-stage hand crank column; and a pneumatic version for television studio work.


The Panther Super Jib is an arm, which is positioned on the center-post of the Super Panther. The Super

                        CAMERA PLATFORMS INTERNATIONAL, INC.


Jib is in fact a mini-crane, capable of taking a camera operator and camera to a 12-foot lens height. The Super Jib can be assembled in less than seven minutes, minimizing down time in production. The Panther Mini Jib is a lightweight arm that floats a camera system.
The Mini Jib can be attached to any Panther dolly.

Marketing, Competition, Intellectual Property and Awards

Marketing. The Company's marketing efforts are primarily conducted by direct sales efforts, limited advertisements in trade publications, and participation in various trade exhibitions.

Competition. No other company currently owns a fleet of camera cars as large or as sophisticated as the Company's. There are no other camera cars currently on the market, which have a built-in camera crane, hydraulic front platform and the towing capability of the Company's Elites. Management believes the Company is the industry leader for manufacturing and leasing camera cars and mobile camera cranes. However, in recent years several small fleets of camera cars have emerged, which include AC electricity availability and greater generator power, which have affected the Company's rental revenues.

Two firms, Chapman and J. L. Fisher, Inc. ("Fisher"), dominate the rental market for dollies. Chapman and Fisher are both participants in the rental market for cranes, but no single competitor is dominant in crane rentals. Both Chapman and Fisher are Los Angeles-based companies that are engaged exclusively in the rental and leasing business. Shotmaker is the third largest dolly and crane company in the United States. There are also a number of smaller competitors, usually offering one or more specialized niche products.

Patents and Trademarks. The Company has registered THE SHOTMAKER, AKELA, AND ENLOUVA as trademarks in the United States, Canada, and Japan. Panther GmbH, an unrelated company, holds all patents and trademarks on its Panther products.

Awards. During 1997, the Company received the Society of Operating Cameramen's technical achievement award for its Elite camera car. The Company received a Scientific and Engineering Award in 1986 from the Academy of Motion Picture Arts & Sciences for the development of the Elite Camera Car. In 1991, the division was also honored with a Primetime Emmy Award from the Television Academy of Arts & Sciences for Outstanding Achievement in Engineering. The Super Panther dolly received the 1990 Scientific and,Engineering Award from the Academy of Motion Picture Arts and Sciences.

Employees. 	The Company had 7 employees at March 15, 2001.  The Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

Item 2 - Properties

The Company's principal executive offices and place of business are located at 10909 Vanowen Street, North Hollywood, California 91605. The premises are leased and subleased from unaffiliated third parties for a gross rent of $144,000 per year, including common area maintenance and water expenses.
The Company's lease expires on June 30, 2002. The lease includes a five and one half year option under the same terms and conditions.

                        CAMERA PLATFORMS INTERNATIONAL, INC.

Item 3 - Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder
         Matters

The Company's common stock trades on the over-the-counter market under the symbol "CPFR". The table below sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

             Period                  High		Low
1998:	    1st Quarter.............	1.2500	.2500
	    2nd Quarter..............	.5625       .1875
	    3rd Quarter.............. .3443       .1875
	    4th Quarter..............	.2500	      .1875

1999:	    1st Quarter..............	.6875       .1565
	    2nd Quarter..............	.2500	      .875
          3rd Quarter.............. .4375       .125
          4th Quarter..............	.1250	      .0625

2000      1st Quarter..............	.3438       .2150
          2nd Quarter..............	.3750       .2150
          3rd Quarter..............	.1250	      .0625
          4th Quarter..............	.3750	      .2500

2001      1st Quarter..............	.3750	      .2500

As of March 15, 2001, there were approximately 1500 beneficial owners of 23,740,964 outstanding shares of the Company's common stock, held by approximately 475 shareholders of record.

The Company has not paid a dividend on its common stock since inception.

                        CAMERA PLATFORMS INTERNATIONAL, INC.

Item 6 - Selected Consolidated Financial Data

Year ended December 31,  2000       1999      1998       1997      1996
Revenues             $1,069,000 $1,712,000 $2,245,000 $3,356,000 $3,321,000
Net Income(loss)        907,000 (1,644,000)(4,551,000)  (737,000)(1,883,000)
Total assets          1,291,000  1,971,000  3,249,000  2,498,000  2,431,000
Long-term debt        1,572,000  1,500,000  6,231,000    811,000    250,000
Net gain (loss) per
Share of common stock     $0.05     ($0.12)   ($0.35)    ($0.06)    ($0.15)

                          CAMERA PLATFORMS INTERNATIONAL, INC.
                     CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
	                            (Unaudited)

                         Quarter ended          Quarter ended            Quarter ended           Quarter ended
                            March 31,              June 30,              September 30,            December 31,
                        2000        1999        2000        1999         2000      1999         2000        1999
Revenues              $280,000    $357,000    $264,000    $536,000    $252,000    $499,000    $273,000   $320,000
Cost of sales and
  rentals              302,000     388,000     301,000     489,000     321,000     428,000     315,000    309,000
Selling, general and
  Administrative        95,000     320,000      90,000     211,000      93,000     175,000      91,000    153,000

Operating(loss)       (117,000)   (351,000)   (127,000)   (164,000)   (162,000)   (104,000)   (133,000)  (142,000)

Interest expense, net  (64,000)   (142,000)    (58,000)   (148,000)    (41,000)   (140,000)     (5,000)   (75,000)
Gain (loss) on
   Discontinued
   Operations             -        (52,000)        -          -            -        50,000     235,000      2,000
Impairment loss on
   long-lived assets      -           -            -          -            -          -           -      (206,000)
Other income
      (expense), net    (3,000)     28,000     (40,000)     17,000     199,000      28,000    (410,000)  (245,000)
Gain recognized on
    Reorganization                                                                           1,633,000

Net income (loss)    ($184,000)  ($517,000)  ($225,000)  ($295,000)    ($4,000)  ($166,000) $1,320,000  ($666,000)

Net (loss) per share
   of common stock	($0.01)    ($0.04)     ($0.01)     ($0.02)     ($0.00)    ($0.02)     $0.07     ($0.03)
Weighted average
 Number of shares
 Outstanding        13,768,228  13,768,228  13,879,258  13,768,228  23,740,964  13,768,228  23,740,964  13,768,228

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

Liquidity and Capital Resources

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF LLC. At December 31, 2000 the Company had $178,000 of undrawn funds available. It is expected that ongoing operations together with funds available under this credit line will provide sufficient cash to meet the Company's ongoing obligations as they become due.

Results of Operations
2000 versus 1999

The prolonged SAG - AFTRA strike, which impacted production of television commercials in Southern California negatively affected the Company's revenues during 2000. Total rental revenues decreased by 15% from 1999. Camera car rentals decreased by 7%; dolly and crane rentals decreased by 19% and Akela crane rentals decreased by 27% from 1999.

Product sales ceased to be a source of revenue for the Company in 2000. The Company failed to reach a new agreement with Panther (Germany) to distribute its dollies, cranes, parts and accessories. Completion of

                        CAMERA PLATFORMS INTERNATIONAL, INC.

the first order of the Company's hydraulic dolly was once again delayed, with delivery expected in mid or late 2001.

Costs of rentals decreased by 5%. Depreciation of equipment accounted for 51% of rental costs. The gross negative margin on rentals increased from -$64,000 to -$180,000; however, because of depreciation, rental activities generated a positive gross margin before depreciation of $448,000.

Selling, general and administrative expenses decreased by $490,000 to $369,000. Legal and accounting expenses were reduced by $205,000 as a result of the large expenses recognized in 1999 related to the Company's bankruptcy filing. Payroll and related expenses decreased by $152,000. There were across-the-board decreases in costs of occupancy, insurance, supplies and utilities.

Interest expense was reduced from $505,000 to $168,000 as a result of the debt restructuring achieved by the reorganization.

The Company recognized a $1,633,000 gain as a result of the restructuring of its pre-petition debt pursuant to the Reorganization Plan. In addition, it recognized a $235,000 gain from discontinued operations, resulting from an insurance settlement received on a claim for inventory losses associated with the Company's former operations in Nashville/Atlanta.

There is a threatened strike of the Writers Guild in May 2001 and the Screen Actors Guild in July 2001. Depending on the outcome of settlement negotiations and the length of any potential strike, revenues during Such a strike would negatively impact gross revenues and the results of operations during 2001.

1999 versus 1998

Product sales continued to decrease in 1999, down 23% from 1998. During much of 1999, the Company was unable to promote Panther's Pegasus cranes and dollies or their parts and accessories because of the termination of the Company's prior exclusive agreement with Panther and ongoing disputes with Panther related to outstanding debts owed to Panther. The Company was unable to generate sufficient working capital to complete seven Enlouva cranes, which were in various states of completion. In addition, the Company was unable to exploit early interest in its "Blue" hydraulic scissor arm dolly because of insufficient working capital or credit availability to complete production.

Rentals revenues also decreased from 1998, dropping 24%. Rentals of camera cars were down 8%, Akela crane rentals increased 24%, from $268,000 to $333,000. The large decrease in rentals was caused primarily from lower rentals of Panther dollies and cranes, which were off $275,000 from 1998, and reduced revenues for dolly track, which decreased from $256,000 in 1998 to $68,000 in 1999. The decrease in track revenues was caused by a dispute between the Company and the makers of Precision and Cadillac track, which resulted in the termination of the split rental agreement between the two companies.

Total revenues decreased by 24% from $2,245,000 in 1998 to $1,712,000 in 1999.

Cost of sales decreased 31%, tracking the lower sales figures. Gross margins on sales remained the same.

                        CAMERA PLATFORMS INTERNATIONAL, INC.

Cost of rental operations decreased 24% from the prior year. The decrease was largest in the third and fourth quarters of 1999, reflective of the Company's ongoing cost-cutting measures as a reaction to its working capital difficulties.

Selling, general and administrative expenses were down 51% from the previous year. Expenses were down in all categories of expenses, with the exception of legal and accounting, reflective of the Company's legal expenses incurred both prior to and after the filing of the Chapter 11 case, and its continuing accrual of audit expenses, recognizing the necessity of completing audits of current and prior years when such funds are available.

Interest expense decreased from $560,000 in 1998 to $505,000 in 1999.
The decrease was due to the filing of the Chapter 11 Case and the resultant stay of the long-term debts of the Company.

In 1998, the Company recorded a loss of $1,139,000 due to the closures of Atlanta, Nashville and New York operations.

The Company's net loss decreased 64% from $4,551,000 in 1998 to $1,644,000 in 1999. The net loss per basic and diluted share of common stock decreased from $0.35 in 1998 to $0.12 in 1999.

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

            CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBISIDIARIES

Item 8 - Financial Statements and Supplementary Data

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                  Page
Consolidated Financial Statements:

Independent Auditors' Report                                        14

Consolidated Statements of Financial Position at
December 31, 2000 and 1999                                          15

Consolidated Statements of Operations for the Years Ended
December 31, 2000, 1999 and 1998                                    16

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998                                    17

Consolidated Statement of Shareholders' Equity for the Years Ended
December 31, 2000, 1999 and 1998                                    19

Notes to Consolidated Financial Statements                          20

Schedule II - Valuation and Qualifying Accounts for the
    Years Ended December 31, 2000, 1999 and 1998                    31




ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Camera Platforms International, Inc.

We have audited the accompanying consolidated balance sheets of Camera Platforms International, Inc. and subsidiaries (the "Company")as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camera Platforms International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

We have also audited the Schedules of Valuation and Qualifying Accounts for the period ended December 31, 2000. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

February 21, 2001

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCEE SHEETS
                         DECEMBER 31, 2000 AND 1999

December 31                                  	    2000             1999

	                           ASSETS
Current Assets
Cash                                              $11,000            9,000
Accounts receivable, less allowance for
   doubtful accounts of $5,000 in 2000
   and 1999                                        60,000          102,000
Current maturities of net investment in
   sales-type lease and installment sale,
   Note 3                                             -             34,000
Inventories                                       108,000          108,000
Prepaid expenses                                  101,000          115,000
                                                  -------          -------
    Total current assets                          280,000          368,000

Property and equipment, net of depreciation,
   amortization and rental asset valuation
   allowance - Note 4                             991,000        1,593,000
Deposits and other assets                          20,000           10,000
                                                  -------        ---------
                                               $1,291,000       $1,971,000
                                               ==========       ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                  $50,000          $ 8,000
Accrued liabilities                                89,000          267,000
Accrued taxes                                      63,000           63,000
Deferred revenue                                     -               6,000
   Total current liabilities                      202,000          281,000

Long Term Debt - Note 6                         1,572,000        1,500,000

Liabilities subject to compromise - Note 7          -            5,073,000

Commitments and contingencies - Note 10

Shareholders' Equity (deficit)
Common stock $.0005 par value;
100,000,000 shares authorized;
23,740,964 shares issued and outstanding -
Notes 1 and 9                                       12,000           7,000
Additional paid-in capital                      27,037,000      23,549,000
Accumulated deficit                            (27,532,000)    (28,439,000)
                                              ------------    ------------
Total shareholders' equity (deficit)             (483,000)      4,883,000)
                                               -----------     -----------
                                               $1,291,000      $1,971,000
 	                                         ===========     ===========

SEE INDEPENDENT AUDITORS' REPORT AND  NOTES TO CONSOLIDATED FINANCIAL
                            STATEMENTS.

              CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                           2000          1999           1998
Revenues
Net product sales	                       $10,000       $467,000       $607,000
Revenues from rental operations        1,059,000      1,245,000      1,638,000
                                       ---------      ---------      ---------
                                       1,069,000      1,712,000      2,245,000

Expenses
Cost of sales                              1,000        305,000        445,000
Cost of rental operations              1,238,000      1,309,000      1,739,000
Selling, general and administrative      369,000        859,000      1,755,000
                                       ---------      ---------      ---------
                                       1,608,000      2,473,000      3,939,000

Operating loss                          (553,000)      (761,000)    (1,694,000)
Interest expense, net                   (168,000)      (505,000)      (560,000)
Other income (expense), net, Note 7     (254,000)      (172,000)       (11,000)
Impairment loss, Note 14                     -         (206,000)    (1,147,000)
                                        --------       --------      ---------
Loss from continuing
  operations                            (961,000)    (1,644,000)    (3,412,000)
Net income (loss) from
   discontinued operations, Note 13      235,000           -        (1,139,000)
                                        ---------     ----------    -----------
Net loss before extraordinary item      (726,000)    (1,644,000)    (4,551,000)
Extraordinary item, Note 7             4,277,000           -              -
                                       ---------      ----------    -----------
     Net income (loss)                  $907,000    ($1,644,000)   ($4,551,000)



Basic and diluted income (loss)
  per share
(Loss) from continuing operations         ($0.05)         ($.12)        ($0.26)
Extraordinary item                         $0.09             -              -
Gain (loss) from discontinued
  operations                               $0.01             -          ($0.09)
Net income(loss)                           $0.19         ($0.12)        ($0.35)


Weighted average shares outstanding	  18,850,225     13,768,228     13,145,228


SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                              2000              1999               1998
OPERATING ACTIVITIES
 Net income(loss)                            $907,000       ($1,644,000)       ($4,551,000)
  Adjustments to reconcile net income
 (loss) to net cash used in
  operating activities:
   Depreciation and amortization              647,000           672,000            898,000
   (Gain) loss on disposal of equipment        19,000           (11,000)            41,000
   Impairment loss on long-lived assets          -              206,000          1,197,000
   Provision for doubtful accounts, net          -               18,000             86,000
   Gain on bankruptcy restructuring        (1,633,000)            -                  -
Changes in assets and liabilities:
   Accounts receivable                            -              (8,000)           (21,000)
   Net investment in lease and
   installment sale                            34,000            47,000             51,000
   Inventories                                    -             145,000           (571,000)
   Prepaid expenses                            14,000           (18,000)          (164,000)
   Deposits and other assets                  (10,000)           26,000            192,000
   Accounts payable                            42,000          (159,000)           828,000
   Deferred revenue                            (6,000)          (23,000)            17,000
   Customer deposits                            4,000            30,000            (12,000)
   Other current liabilities                 (119,000)          519,000            142,000
   Liabilities subject to compromise          (53,000)             -                  -
Net cash provided by
  (used in) operating activities              (48,000)         (200,000)        (1,867,000)

INVESTING ACTIVITIES
Proceeds from sale of property
  and equipment                                 2,000           184,000          1,596,000
Purchases of property and equipment           (24,000)            -             (2,917,000)
Purchase of intangible assets                   -                 -               (440,000)

Net cash provided (used)by
  investing activities                        (22,000)          184,000         (1,761,000)

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt    165,000            68,000          5,759,000

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIAIRES CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                    FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

Principal payments on long-term debt          (93,000)          (71,000)        (2,187,000)
Proceeds from option payment                    -                 2,000              -
Net cash provided (used) by financing
  activities                                   72,000            (1,000)         3,577,000

Net increase (decrease) in cash                 2,000           (17,000)          ($51,000)

Cash at beginning of year                       9,000            26,000             77,000

Cash at end of year                           $11,000            $9,000            $26,000

Supplemental disclosure of cash flow
    information
  Cash paid during the year for:
    Interest                                 $191,000          $321,000           $456,000
    Income taxes                               $1,000            $1,000             $1,000

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998

                        	Number of    Common     Paid-in       Accumulated
                                Shares      Stock     Capital         Deficit          Total
Balance at
 December 31, 1998          $13,768,228     7,000  $23,547,000    ($26,795,000)    ($3,241,000)

Net loss for the year                                               (1,644,000)     (1,644,000)
Option payment                   -            -          2,000                           2,000

Balance at
 December 31, 1999           13,768,228     7,000   23,549,000     (28,439,000)     (4,883,000)

Issuance of Common
Stock, Notes 1 and 9         13,972,736     5,000    3,486,000           -           3,493,000

Cancellation of Common
Stock, Notes 1 and 9          4,000,000    (2,000)       2,000           -                -

Net income for the year           -           -           -            907,000        907,000

Balance at
  December 31, 2000          23,740,964   $12,000  $27,037,000	($27,532,000)	($483,000)

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - DESCRIPTION OF BUSINESS

Camera Platforms International, Inc. ("CPI" or the "Company"), was organized in the state of Delaware in 1985 to engage in the business of leasing camera cars and other related equipment to motion picture and television production. The Company designs, manufactures rents and leases a wide variety of production equipment to the film and video industries. The Company rents three varieties of camera cars,in addition to cranes, dollies, jib arms, and dolly track. The Company had only two subsidiaries, Shotmaker
Sound and Shotmaker Dollies, Inc. and they both filed for protection under Chapter 7 of the Federal Bankruptcy Code in 1999. Shotmaker Sound operated in 1998, providing rehearsal studio, storage and cartage services to recording artists and its operations were presented as discontinued operations(Note 13).

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On June 18, 2000, the United States Bankruptcy Court, Central District of California, San Fernando Valley Division ("Bankruptcy Court") entered an order confirmed the Company's Second Amended Plan of Reorganization 9the "Reorganization Plan"). On June 29, 2000, the Reorganization Plan became effective and the Company emerged from bankruptcy reorganization proceedings. Those proceedings had begun on September 17, 1999 when an involuntary petition was filed by certain creditors for relief under the Chapter 7 or 11 of the United States Bankruptcy Code.

Pursuant to the Reorganization Plan, DOOFF LLC, the Company's secured and largest unsecured creditor, received 49.9% of the total outstanding shares of the Company's common stock after the adoption of the Reorganization Plan. The Company's previous largest shareholder, Shotmaker Acquisition Corp., surrendered 4,000,000 shares of common stock to the Company.
General unsecured creditors received one share of common stock of the Company for each $2.00 in allowed claims. Liabilities subject to compromise in an adjusted amount of $4,976,000 after the conversion of $150,000 of convertible debt, were converted to 2,488,034 shares of common stock. In total, the Company issued 13,972,736 and redeemed
4,000,000 shares of common stock as part of the Reorganization Plan.

For the year ended December 31, 2000, the Company recognized a gain of $1,633,000 and a contribution of capital of $3,493,000 related to the restructuring of certain pre-petition debt pursuant to the Reorganization Plan.

The Reorganization Plan approved by the Bankruptcy Court increased the authorized number of common shares to 100,000,000.

                         see Independent Auditors' Report

                  CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity
The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF LLC (see Note 6). At December 31, 2000 the Company had $178,000 of undrawn funds available. It is expected that ongoing operations together with funds available under this credit line will provide sufficient cash to meet then Company's ongoing obligations as they become due.

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

Inventories
Inventories are stated at the lower of cost or market. Cost is determined utilizing the first-in, first-out method (see Note 14).

                         see Independent Auditors' Report

                  CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Per Share Data
The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes new standards for computing and presenting basic and diluted earnings per share. Adoption of SFAS No. 128 does not have a material effect on the computation or presentation of per share data in the accompanying consolidation financial statements.

The basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each year. Diluted income (loss) per share is calculated based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options have note been included in the calculation of the weighted average of shares of common stock as they would have an anti-dilutive effect.

Reclassification

Certain amounts in 1999 have been reclassified to conform to the presentation in 2000.

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

                    see Independent Auditors' Report

                  CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs
The Company expenses all advertising costs as incurred. Advertising costs totaled $22,000, $20,000, and $142,000 the years ended December 31, 2000,
1999, and 1998, respectively, and were recorded as part of selling, general and administrative expenses. At December 31, 2000 and 1999 advertising cost capitalized, primarily related to magazine ads and exhibition costs amount to $11,000 and $0 respectively.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. The Company's management estimated the valuation for doubtful accounts, rental asset valuation allowance and the useful lives of property and equipment. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

                       see Independent Auditors' Report

                  CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Standards
The Company will adopt SFAS No. 130, "Reporting Comprehensive Income", SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits during 1998, with no material impact on the consolidated financial statements. The Company also adopted
SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that raises or holds Contributions for Others", and SFAS No. 133 and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" in 2000, with no material impact on the consolidated financial statements.

The Company operates in a single business segment. The Company designs, manufactures, leases and rents equipment for the motion picture, television and theatrical production and music industries.

NOTE 3 - INVESTMENT IN SALES-TYPE LEASE AND INSTALLMENT SALE

The following lists the components of the investment in sales-type lease and installment sale:

                                                           December 31,
	                                                    2000        1999
Minimum lease payments receivable..............		      -	 $34,000
Less: Unearned income..........................    	      -        6,000
Net investment.................................             -      $28,000

Investment in sales-type lease and installment sale matured during 2000.

NOTE 4 - PROPERTY AND EQUIPMENT

                                                           December 31,
	                                                    2000        1999
Equipment available for lease	                       $6,274,000 	$6,262,000
Machinery and equipment	                                348,000      355,000
Leasehold improvements	                                 63,000       63,000
Furniture and fixtures	                                 62,000       62,000
Automobiles and trucks	                                119,000      119,000
                                                        -------      -------
                                                     $6,866,000   $6,861,000

                       see Independent Auditors' Report

                  CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 4 - PROPERTY AND EQUIPMENT (continued)

Less accumulated depreciation and amortization	      5,333,000    4,726,000
Less rental asset valuation allowance                   542,000      542,000
                                                       --------     --------
                                                       $991,000   $1,593,000

Accumulated depreciation and amortization pertaining to equipment available for lease amounted to $4,852,777 and $3,993,236 at December 31, 2000 and 1999,
respectively.


NOTE 5 - ACQUISITIONS AND DISPOSITIONS

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

PRODUCTION SERVICES-ATLANTA
On April 6, 1988, the Company acquired the business of Production
Services-Atlanta, Inc. ("PSA") for a total consideration of $2.1 million.

In October, 1998, the Company ceased all PSA operations (Note 13).
On November  10, 1998, all the assets of PSA were sold at auction.
Prior to the auction, the secured lender noticed an event of default under its note, and foreclosed on the assets. The Company recognized a $425, loss on the disposition of the assets.

FLUID IMAGES, INC
On May 27, 1998, the Company acquired all the stock of Fluid Images, Inc., ("Fluid Images") an Oregon corporation, including all assets of Fluid Images, the name "Akela Cranes", but excluding all liabilities except certain accounts payable and debt of Fluid Images, for a purchase price of $2.5 million. Immediately upon acquisition, Fluid Images was liquidated and its assets
and liabilities were assumed by the Company.   The consideration consisted
of (i) $1 million cash at closing and(ii) a $750,000 promissory note and see Independent Auditors' Report

                  CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 5 - ACQUISITIONS AND DISPOSITIONS (continued)

(iii) 750,000 shares of the Company's common stock, at an agreed upon value of $1 per share. Subsequently, the Company restated the value of the shares issued to $.20 per share and recognized an impairment in the carrying value of the acquired assets of $342,000.

NOTE 6 - LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly 10%, maturing June 2005 and also secured by all the assets of the Company. These loans are with DOOFF LLC. The balance outstanding on the line of credit was $72,000 and $0 at December 31, 2000 and 1999, respectively.
Two directors and principal shareholders of the Company are also principals of DOOFF LLC.

NOTE 7 - LIABILITIES SUBJECT TO COMPROMISE AND EXTRAORDINARY ITEM

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 case. These liabilities consist primarily of amounts outstanding under long-term debt, and also include accounts payable, accrued interest, customer deposits and other accrued expenses. These amounts represented the Company's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Case. The principal categories of claims which were classified as liabilities subject to compromise under the reorganization proceeding are identified below.

    Accounts Payable                 $1,139,000
    Customer Deposits                    48,000
    Accrued Expenses                    317,000
    Long-Term Debt                    3,439,000
                                     $5,073,000

In connection with the Reorganization Plan confirmed by the Court (Note 1), creditors with pre-petition liabilities received one share of the Company's common stock for each $2 in liability. As a result of the confirmation of the Reorganization Plan in June 2000, the Company recognized a $1,633,000 extraordinary gain on restructuring when the adjusted liabilities subject to compromise in the amount of $4,976,000 after the conversion of $150,000 of convertible debt were converted into common stock. The adjustment to liabilities subject to compromise, together with the reorganization costs, excluding the gain on restructuring, amounted to $233,000 for the year ended December 31, 2000, and is included in other expense.

                         see Independent Auditors' Report

                  CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 8 - INCOME TAXES

The Company utilizes the liability method under SFAS No 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At December 31, 2000, the Company has net operating loss carryforwards of approximately $30 million for federal tax purposes, which expire from 2001 to 2020. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has net operating loss carryforwards of approximately $4 million for California tax purposes, which expire from 2001 to 2005. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities.

At December 31, 2000, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $10 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

NOTE 9 - COMMON STOCK AND STOCK OPTIONS

During 2000, a creditor holding convertible debt of $150,000 converted its note into 600,000 shares of common stock at an agreed conversion price of $.025 per share.

Stock option to purchase shares of common stock were granted to certain officers, key employees and consultants as follows:

                                            Options Outstanding
                                                        Weighted Avg. Exercise
                                                         Shares        Price
Outstanding at January 1, 1999                          840,000         $0.03
Granted                                               1,391,000         $0.21
Exercised                                              (300,000)        $0.01
Terminated or expired                                  (400,000)        $0.01
                                                       ---------        -----
Outstanding at December 31, 1999                      1,531,000         $0.20

                         see Independent Auditors' Report

                  CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 9 - COMMON STOCK AND STOCK OPTIONS (continued)

Granted                                                    -              -
Exercised                                                  -              -
Terminated or expired                                  (431,000)       $0.09
                                                      ---------         ----
Outstanding at December 31, 2000                      1,100,000        $0.25

Options are executory contracts as defined by the Bankruptcy Code, and are subject to acceptance or rejection by the Company. The Company rejected all stock option contracts except for one agreement providing 1,100,000 share at $.25 per share, expiring in June 2003. These options became exercisable at the approval date of the Reorganization Plan by the Court. Options were granted under the Reorganization Plan at not less than the fair market value of the stock on the date of the grant.

Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the methodology prescribed by SFAS 123, there would be no change to the Company's net loss and loss per share.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

On January 2, 2001, the Company entered into a lease for its premises that expires on June 30, 2002. The lease of $12,000 per month includes a five and one half year option under the same terms and conditions.

Litigation

The Company is not currently party to any legal proceedings.

NOTE 11 - SALES TO MAJOR CUSTOMERS, GEOGRAPHIC AREAS AND CONCENTRATION

No revenues derived from a single customer accounted for more than ten percent of total revenues during 2000, 1999, or 1998. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years. The Company does business with the film and video industries. Strikes have impacted the Company in the past, and the threatened strikes of the Writers Guild and the Screen Actors Guild could have a negative effect on the Company's revenue and results of operations in 2001.


                         see Independent Auditors' Report

                  CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 12 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 2000 and 1999.

NOTE 13- DISCONTINUED OPERATIONS

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

In 2000, the Company received an insurance settlement of $235,000 on a claim for inventory losses associated with the Company's operations in Nashville/Atlanta in 1998.

On February 1, 1999, the Company sold substantially all the assets of its wholly owned subsidiary, Shotmaker Sound, Inc. ("Sound"). Subsequently, Sound filed for protection under Chapter 7 of the Bankruptcy Code.
Sound was deemed a no asset debtor. The Company recorded a loss on disposition of $68,000 and a loss of $43,000 from operations of this subsidiary for the year ended December 31, 1998. Total revenue from these operations totaled $578,000 for 1998. Revenues from these operations were immaterial in 1999.

The disposition of these assets has been accounted for as discontinued operations and accordingly, the operating results of the Atlanta and Nashville operations and of Shotmaker Sound have been aggregated and reported as discontinued operations in the accompanying consolidated statement of operations.

NOTE 14 - IMPAIRMENT OF ASSETS

In 1998, the Company wrote off $342,000 of goodwill related to the of Fluid Images, Inc. The Company also reduced the value associated with the issuance of new shares of common stock by $600,000. The total effect of these reductions was to write off purchased goodwill of $942,000 for the year ended December 31, 1998. In 11998, the Company also recorded an impairment loss of $640,000 to present its inventory at fair market value, which was lower than the cost. Lastly, the Company also wrote down its

                  CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

14.  IMPAIRMENT OF ASSETS (Continued)

In 1999, the Company recorded an impairment loss on long lived assets of $206,000 in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which was triggered by the bankruptcy filing. The fair value of fixed assets subject to impairment was determined by an independent appraisal.

                    see Independent Auditors' Report

	       CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        Balance                                       Balance
                                        January 1,      Additions     Deductions    December 31,

YEAR ENDED DECEMBER 31, 1998
Asset valuation allowance                $542,000           -              -            $542,000
Allowance for doubtful accounts            46,000       41,000          (85,000)           2,000
                                        --------       ------          --------        --------
                                         $588,000      $41,000         ($85,000)        $544,000
YEAR ENDED DECEMBER 31, 1999

Asset valuation allowance                $542,000          -               -            $542,000
Allowance for doubtful accounts             2,000        3,000             -               5,000
                                          -------       ------          -------           ------
                                         $544,000          -               -            $547,000
YEAR ENDED DECEMBER 31, 2000

Asset valuation allowance                $542,000                                       $542,000
Allowance for doubtful accounts             5,000                                          5,000
                                         -------        ------          -------          -------
                                         $547,000           -               -           $547,000

	       CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 9 - Changes In and Disagreements with Accountants on Accounting or Financial Disclosure

	Not Applicable

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

The following table provides certain information as of March 15, 2001, for each director and executive officer of the Company:

Name                  Age                  Position with the Company

Herbert Wolas         65     Chairman of the Board, Chief Financial Officer
Martin Perellis       55     Director, President, Chief Executive Officer
William O. Fleischman 55     Director
Rick Hicks            57     Director
Michael Sayres        70     Director

Herbert Wolas has been a director since June 29, 2000.  Mr. Wolas was admitted
to the California State Bar in 1961.   Mr. Wolas is a well respected bankruptcy
practitioner and began his career as an associate with Quittner, Stutman & Treister (now Stutman Treister & Glatt). Subsequently, he became one of the founding partners of Robinson & Wolas; Robinson, Wolas & Diamant; Wolas, Diamant & Brill; one of the founders of Wolas, Soref & Ickowicz, and presently principal of the Law Offices of Herbert Wolas.

Martin Perellis has been a director since June 29, 2000. Mr. Perellis has been involved in the music and film industries for the past 30 years and is the founder and president of Consolidated Productions, Inc., a supplier of theatrical transportation, production and facilities services and of consulting services to a variety of domestic and international clients.
Its current client roster includes Third Story Music, Akil Music, and the Montreux Music Festival (Tokyo, Japan) and the Montreux Music Festival Tour 2001. Mr. Perellis has also served in various executive capacities with personal management companies involved with such artists as Frank Zappa, Tom Waits, Captain Beefheart, Earth Wind and Fire, Martha and the Vandellas and the Jackson Five.

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

	       CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

Michael Sayres has been a director since June 29, 2000. Mr. Sayres is a private investor and consultant. From 1950-1970, he served as Vice President and Controller of Revlon, Inc., international division. From 1970-72, he served as Vice President and Corporate Controller of Revlon, Inc. From 1972-1986, he served as Senior Vice President-Corporate Development and Director of Revlon, Inc. From 1986 to present has served as director and consultant with International Products Corp., a manufacturer and distributor of hospital supplies.

None of the officers or directors of the Company is related to any other officer or director of the Company. Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors or until they resign. At present two officers of DOOFF, LLC, the Company's secured lender, and one officer of SAC, a principal shareholder of the Company, serves on the Company's Board of Directors.

Item 11 - Executive Compensation

Compensation of Directors
	Directors of the Company serve without compensation.

Compensation of Executive Officers
The following tables set forth information concerning the compensation of the Company's Chief Executive Officer and those other executive officers of the Company whose salary and bonus exceeded $100,000 during 2000 (the "Named Executive Officers"). The table below sets forth information regarding the compensation of each listed officer for the last three fiscal years.

                               SUMMARY  COMPENSATION  TABLE

                                                                    Long Term Compensation
				       Annual Compensation         	      Awards        	Payouts 								Other					All
						Annual           Annual      Restricted                     Other
                                                    Compen-	      Stock 	Options/  LTIP	Compen-
Name and                         Salary    Bonus     sation		Award(s)	SAR's	   Payouts	sation
Principal Position	Year	    ($)      ($)        ($)    ($)    (#)       ($)        ($)     ($)
-------------------     ----    --------  -------   -------  -----  ------   ------   -------  --------
Philip Berardi         1999       43,757                           291,667                      14,245
C.E.O.                 2000        1,154                                                        10,000

W.O. Fleischman        1999   	-
C.E.O.                 2000         -

Martin Perellis        2000         -
C.E.O.

In 2000, there were no grants of stock options to the Named Executive Officers.
Additionally, none of the Named Executive Officers has been granted options in prior years which are currently outstanding.


Item 12 - Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of March 15, 2001.

                                  Amount and Nature
Name and Address of                of Beneficial               Percent of
Beneficial Owner                      Ownership                  Class
Herbert Wolas                          6,384,054 (1)              25.9%
1875 Century Park East, Suite 600
Los Angeles, CA 90067

Martin Perellis                        6,384,054 (2)              25.9%
7860 Torreyson Drive
Los Angeles, CA 90046

William O. Fleischman                  5,403,168 (3)              22.7%
1900 Avenue of the Stars, Suite 2410
Los Angeles, CA 90067

(1) Consists of (a) 5,934,054 shares owned by the Wolas Family Limited Partnership, Mr. Wolas' children and a trust for the benefit of his grandchild are the aggregate, and (b) 450,000 which would be issued upon the exercise of warrants issued to DOOFF LLC in the aggregate amount of 900,000 warrants. Mr. Wolas owns 50% of the membership interest in DOOFF LLC.
(2) Consists of (a) 5,934,054 shares owned by the Perellis 2000 Trust of which Mr. Perellis is the beneficiary and (b)450,000 which would be issued upon the exercise of warrants issued to DOOFF LLC in the aggregate amount of 900,000 warrants. Mr. Perellis owns 50% of the membership interest in DOOFF LLC.
(3) Mr. Fleischman's minor child is the owner of 70% of the outstanding shares of SAC, which owns 5,403,168 shares of the Company's common stock.

Security Ownership of Management
The following table sets forth information with respect to shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned beneficially by all directors, nominees and officers as a group as of March 15, 2001.

                                  Amount and Nature
Name and Address of                of Beneficial               Percent of
Beneficial Owner                      Ownership                  Class
Herbert Wolas                          6,384,054 (1)                 25.9%
Martin Perellis                        6,384,054 (2)                 25.9%
William O. Fleischman                  5,403,168 (3)                 22.7%
                                       ---------                     -----
                                      18,171,276                     74.5%


(1) Consists of (a) 5,934,054 shares owned by the Wolas Family Limited Partnership, Mr. Wolas' children and a trust for the benefit of his grandchild are the aggregate, and (b) 450,000 which would be issued upon the exercise of warrants issued to DOOFF LLC in the aggregate amount of 900,000 warrants. Mr. Wolas owns 50% of the membership interest in

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

DOOFF LLC.
(2) Consists of (a) 5,934,054 shares owned by the Perellis 2000 Trust of which Mr. Perellis is the beneficiary and (b)450,000 which would be issued upon the exercise of warrants issued to DOOFF LLC in the aggregate amount of 900,000 warrants. Mr. Perellis owns 50% of the membership interest in DOOFF LLC.
(3) Mr. Fleischman's minor child is the owner of 70% of the outstanding shares of SAC, which owns 5,403,168 shares of the Company's common stock.

Item 13 - Certain Relationships and Related Transactions

Two directors of the Company, Mr. Herbert Wolas and Mr. Martin Perellis are principals of DOOFF LLC, the Company's secured lender. DOOFF LLC has lent the Company (1)$1,500,000 in the form of a term loan, interest payable monthly at 10%, maturing June 2010, secured by all the assets of the Company, and (2) $250,000 in the form of a revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company. The balance outstanding on the revolving line of credit was $72,000 at December 31, 2000.

One director of the Company, Mr. William O. Fleischman is an officer of SAC, a principal shareholder of the Company.

PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The financial statements and financial statement schedules filed as part of this report are listed on the Index to Financial Statements and Schedules on page 13.
	Exhibits
2.1   Second Amended Plan of Reorganization dated as of April 17, 2000
3.11	Certificate of Incorporation, as amended.
3.22	By-Laws, as amended.
10.13	Form of Non-Statutory Stock Option Agreement.
10.24	Company's 1990 Stock Option Plan.
21.1	Subsidiaries of Registrant.

1	Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1987.
2	Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1988.
3	Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1989.
4	Incorporated by reference to the Company's Registration Statement
      No. 33-37401 on Form S-8, filed on October 23, 1990.

(b)	Reports on Form 8-K
	The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

(c)	Exhibits
      All exhibits required by Item 601 of Regulation S-K have been filed.

(d)	Financial Statement Schedules
      All other financial statement schedules which are required by the regulations of the Securities and Exchange Commission are either inapplicable or are included as part of Item 8 herein.

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES


	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 15, 2001         CAMERA PLATFORMS INTERNATIONAL, INC

                                    By: S/Martin Perellis
                                          Martin Perellis
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following officers and directors of Camera Platforms International, Inc., on behalf of the Company, in the capacities and in the dates indicated.



March 15, 2001            Chairman of the Board and Chief Financial Officer
                                    By: S/Herbert Wolas
                                          Herbert Wolas

March 15, 2001            Director, President and Chief Executive Officer.
                                    By: S/Martin Perellis
			                        Martin Perellis

March 15, 2001            Director	By: S/William O. Fleischman
                                          William O. Fleischman

March 15, 2001            Director  By: S/Rick Hicks
                                          Rick Hicks

March 15, 2001            Director  By: S/Michael Sayres
                                          Michael Sayres

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

EXHIBIT 21.1

SUBSIDIARIES OF REGISTRANT

As of December 31, 2000 Camera Platforms International, Inc., had two wholly owned subsidiaries, Shotmaker Dollies, Inc., and Shotmaker Sound Inc., both of which are incorporated in the State of California.