Form 10-Q
period 2001-03-01
CAMERA PLATFORMS INTERNATIONAL INC
filed 2001-05-02
CIK 775714

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                                 FORM 10-Q

[Mark one]
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934

              For the quarterly period ended MARCH 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 20, 2001.
Common Stock $.0005 par value                          23,740,964
(Class)                                           (Number of shares)

                                INDEX

                                                              Page
                                                             Number
PART I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements:

Condensed Consolidated Statement of Financial Position
at March 31, 2001 and December 31, 2000                           3

Condensed Consolidated Statement of Operations for the
Three Months ended March 31, 2001 and 2000                        4

Condensed Consolidated Statement of Cash Flows for the
Three Months ended March 31, 2001 and 2000                        5

Notes to Condensed Consolidated Unaudited Financial
Statements                                                        6

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                               10


PART II.   OTHER INFORMATION                                      11

Item 1.    Legal Proceedings                                      11

           Signature Page                                         12

               CAMERA PLATFORMS INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                              March 31,       December 31,
                                                2001            2000
                                            (Unaudited)       (Audited)

	                             ASSETS
Current Assets
Cash                                             $1,000           $11,000
Accounts receivable, less allowance
   for doubtful accounts of $5,000
in 2001 and 2000                                 86,000            60,000
Inventories                                     108,000           108,000
Prepaid expenses                                110,000           101,000
                                                -------           -------
   Total current assets                         305,000           280,000

Property and equipment, net of
   accumulated depreciation,
   amortization and rental asset
   valuation allowance                          846,000           991,000
Deposits and other assets                        22,000            20,000
                                                -------           -------
Total Assets                                 $1,173,000        $1,291,000
                                             ==========        ==========


    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                                $53,000          $50,000
Accrued Expenses                                 72,000           89,000
Accrued taxes                                    59,000           63,000
                                                -------          -------
   Total current liabilities                    184,000          202,000

Long Term Debt                                1,611,000        1,572,000

Shareholders' Equity
Common stock -- $.0005 par value;
 100,000,000 shares authorized; shares
 issued and outstanding: 23,740,964              12,000           12,000
Additional paid-in capital                   27,037,000       27,037,000
Accumulated deficit                         (27,671,000)     (27,532,000)
                                             -----------      -----------
   Total shareholders' deficit                 (622,000)        (483,000)
                                             -----------      -----------
Total liabilities and shareholders'
    deficit                                  $1,173,000       $1,291,000
	                                       ==========        ==========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                    Three months ended
                                               March 31, 2001      March 31, 2000
Revenues
Revenues from rental operations                      $284,000            $280,000

Expenses
Cost of rental operations                             298,000             302,000
Selling, general and administrative                    70,000              95,000
                                                      -------             -------
                                                      368,000             397,000
                                                      -------             -------
Operating loss                                        (84,000)           (117,000)

Interest expense, net                                 (43,000)            (64,000)
Other income (expenses), net                          (12,000)             (3,000)

Net loss                                            ($139,000)          ($184,000)

Basic and diluted loss per share                      ($0.01)             ($0.01)



Weighted average number of shares outstanding	   23,740,964 	      13,768,228

	   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        Three months ended
                                                 March 31, 2001         March 31, 2000

OPERATING ACTIVITIES
Net income (loss)                                  ($139,000) 	      ($184,000)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                        157,000              163,000
Changes in assets and liabilities:
   Accounts receivable                               (26,000)              (4,000)
   Inventories                                          ---                (2,000)
   Installment sales                                    ---                24,000
   Prepaid expenses and other current assets          (9,000)              (4,000)
   Deposits and other assets                          (2,000)              (3,000)
   Accounts payable                                    3,000               (1,000)
   Accrued liabilities                               (21,000)                ---
   Deferred revenue                                     ---                (3,000)
                                                    ---------            ---------

Net cash used in operating activities                (37,000)             (14,000)


INVESTING ACTIVITIES
Purchases of property and equipment                  (12,000)             (11,000)
                                                    ----------           ---------
Net cash used in investing activities                (12,000)             (11,000)

FINANCING ACTIVITIES
Proceeds from borrowings from short-term debt         56,000               53,000
Repayment of borrowings from short-term debt         (17,000)
                                                    ---------             --------

Net cash provided by financing activities             39,000               53,000
                                                    ---------             --------

Net increase (decrease) in cash                      (10,000)              28,000
Cash at beginning of period                           11,000                9,000
                                                    ---------             --------
Cash at end of period                                 $1,000              $37,000
                                                    =========             ========

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                             $42,000              $64,000
Income taxes                                            --                   --

	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   CAMERA PLATFORMS INTERNATIONAL, INC.
       NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended
March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $139,000 and $178,000 of undrawn funds available at March 31, 2001 and December 31, 2000 respectively. It is expected that ongoing operations together with funds available under this credit line will provide sufficient cash to meet the Company's ongoing obligations as they become due.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Leasing Operations

The Company's leasing operations consist of operating leases on a variety of equipment types, primarily camera cars, dollies and cranes, and other accessories.

Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life, using periods ranging from three to ten years. Rental payments are recognized as revenue as they become due under the terms of the operating lease agreements.

             CAMERA PLATFORMS INTERNATIONAL, INC.

Inventories

Inventories are stated at the lower of cost or market and consist of finished goods. Cost is determined utilizing the first-in, first-out method.

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

Per Share Data

The basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each year. Diluted income (loss) per share is calculated based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options have not been included in the calculation of the weighted average shares of common stock as they would have an antidilutive effect.

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

                CAMERA PLATFORMS INTERNATIONAL, INC
of accounts receivable have consistently been within management's expectations.

Equipment Leases

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from one day to several weeks in duration, with occasional rentals of several months. None of the rentals are noncancelable leases, and no contingent rentals are included in the Company's consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.
The Company's management estimates the valuation for doubtful accounts, rental asset valuation allowance and the useful lives of property and equipment. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

Segment Reporting

The Company operates in a single business segment. The Company leases and rents equipment for the motion picture, television and theatrical production and music industries.

NOTE 3 - PROPERTY AND EQUIPMENT

                                           March 31,          December 31
                                              2001               2000
Equipment available for lease              $6,286,000           $6,274,000
Machinery and equipment                       348,000              348,000
Leasehold improvements                         63,000               63,000
Furniture and fixtures                         62,000               62,000
Automobiles and trucks                        119,000              119,000
                                           ----------           ----------
                                            6,878,000            6,866,000
Less accumulated depreciation and
   amortization                             5,490,000            5,333,000
Less rental asset valuation allowance         542,000              542,000
                                            ---------            ---------
                                             $846,000             $991,000
                                            =========            =========

NOTE 4 - LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and

                     CAMERA PLATFORMS INTERNATIONAL, INC.

also secured by all the assets of the Company. The balance outstanding on this line of credit was $111,000 and $72,000 at March 31, 2001 and December 31, 2000, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC.

NOTE 5 - INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At March 31, 2001, the Company has net operating loss-carry forwards of approximately $30 million for federal tax purposes, which expire from 2001 to 2020. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $4 million for California tax purposes, which expire from 2001 to 2005. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities.


At March 31, 2001, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $10 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

NOTE 6 - SALES TO MAJOR CUSTOMERS, GEOGRAPHIC AREAS, AND CONCENTRATION

No revenue derived from a single customer accounted for more than ten percent of total revenue during the first quarter of 2000 or 2001. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years. The Company does business with the film and video industries. Strikes have impacted the Company in the past, and the threatened strikes of the Writers Guild and the Screen Actors Guild could have a negative effect on the Company's revenue and results of operations during the remainder of 2001.

                 CAMERA PLATFORMS INTERNATIONAL, INC
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Unaudited)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $139,000 and $178,000 of undrawn funds available at March 31, 2001 and December 31, 2000, respectively. It is expected that ongoing operations together with funds available under this credit line will provide sufficient cash to meet the Company's ongoing obligations as they become due.


RESULTS OF OPERATIONS
The following analysis compares the three months ended March 31, 2001, with the three months ended March 31, 2000.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

First quarter 2001 results compared with first quarter 2000

The Company's revenue for the first quarter increased by 1% compared with the
same period of 2000.   Camera car rentals increased by 27%.  Dolly and crane
rentals increased from $50,125 in 2000 to $56,169 in 2001, or 12%. Akela crane rentals decreased 49% from $82,012 to $42,070.

The gross margin on camera car rentals increased by 68%, due to lower personnel and a large decrease in fixed expenses. The gross margin on Akela rentals decreased 168%, due to the decrease in revenues. The gross margin on dolly and crane rentals increased 20%, reflecting higher revenues and lower operating expenses.

Selling expenses decreased 54%, and general and administrative expenses decreased approximately 21%, from $81,460 to $63,630 in 2001. The reductions in general and administrative expenses reflected substantially lower personnel expenses.

The net loss for the quarter was $139,000 compared with a loss of $184,000 for the same period of 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased by 42%, from $43,000 for the quarter ended March 31, 2000 to $61,000 in the current quarter.

Inflation

Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in the next twelve months.

PART II - OTHER INFORMATION

Item 1.	Litigation.

The Company is not party to any litigation.

Item 6.	Exhibits and Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended
March 31, 2001.

                   CAMERA PLATFORMS INTERNATIONAL, INC.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                            /s/ Martin Perellis

Date:   April 20, 2001                          Martin Perellis
                                                Chief Executive Officer

                                            /s/ Herbert Wolas
Date:   April 20, 2001                          Herbert Wolas
                                                Chairman of the Board and
                                                Chief Financial Officer


CAMERA PLATFORMS INTERNATIONAL, INC.