Form 10-Q/A
period 2001-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2001-10-31
CIK 775714

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

FORM 10-Q
[Mark one]
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended JUNE 30, 2001

OR

[    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                       (818) 623-1700
      (Registrant telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 20, 2001.

            Common Stock $.0005 par value             23,740,964
                      (Class)                    (Number of shares)

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                                INDEX

                                                          Page
                                                         Number
PART I.   FINANCIAL INFORMATION:

Item 1.   Financial Statements:

Condensed Consolidated Statement of Financial Position
at June 30, 2001, and December 31, 2000                        3

Condensed Consolidated Statement of Operations for the
Three Months ended June 30, 2001 and 2000 and the
Six Months ended June 30, 2001 and 2000                        4

Condensed Consolidated Statement of Cash Flows for the
Six Months ended June 30, 2001 and 2000                        5

Notes to Condensed Consolidated Unaudited Financial
Statements                                                     6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                           11


PART II.   OTHER INFORMATION                                  12

Signature Page                                                12


                 CAMERA PLATFORMS INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                          (Unaudited)

                                            June 30,        December 31,
                                             2001              2000


                    ASSETS

Current Assets
   Cash                                            $16,000          $11,000
   Accounts receivable, less allowance for
    doubtful accounts of $5,000 in 2001 and
    $5,000 in 2000                                   54,000          60,000
   Inventories                                      108,000         108,000
   Prepaid expenses                                 104,000         101,000

Total current assets                                282,000         280,000

Property and equipment, net of accumulated
 depreciation and a $542,000 rental asset
 valuation allowance                                708,000         991,000
Deposits and other noncurrent assets                 22,000          20,000

                                                $ 1,012,000     $ 1,291,000



	LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                  $30,000         $50,000
  Accrued liabilities                                42,000          89,000
  Accrued taxes                                      72,000          63,000

Total current liabilities                           144,000         202,000

Long Term Debt                                    1,630,000       1,572,000

Shareholders' Equity
  Common stock ?$.0005 par value; 100,000,000
   shares authorized; shares issued and
   outstanding: 23,740,964                          12,000           12,000
Additional paid-in capita                      l27,037,000       27,037,000
Accumulated deficit                            (27,811,000)     (27,532,000)

Total shareholders' equity                        (762,000)       (483,000)
                                                $1,012,000      $1,291,000

                CAMERA PLATFORMS INTERNATIONAL, INC.
 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)

                                  Three months ended        Six months ended
                                     June 30,               June 30,
                                   2001         2000        2001        2000


Revenues

Revenues from rental operations    $279,000    $264,000    $563,000    $544,000

Expenses

Cost of rental operations           307,000     301,000     606,000     603,000
Selling, general and
    administrative                   71,000      90,000     144,000     185,000
                                    378,000     391,000     750,000     788,000

Operating loss                      (99,000)   (127,000)   (187,000)   (244,000)

Interest expense, net                41,000      58,000      84,000     122,000
Other income (expense), net           3,000     (40,000)     (8,000)    (43,000)

Net loss                          ($137,000)  ($225,000)  ($279,000)  ($409,000)


Basic and diluted loss per share     ($0.01)     ($0.02)    ($0.01)     ($0.03)



Weighted average number of
  shares outstanding             23,740,964  13,768,228  23,740,964  13,768,228

	SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   CAMERA PLATFORMS INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)


                                                     Six months ended
                                           June 30, 2001    June 30, 2000

OPERATING ACTIVITIES
   Net loss                                   ($279,000)        ($409,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization	                  311,000           325,000
  Changes in assets and liabilities:
    Accounts receivable                           6,000             9,000
    Inventories                                       0            (2,000)
Installment sales                                     0            34,000
Prepaid expenses                                 (3,000)          (16,000)
Deposits and other assets                        (2,000)           (9,000)
Accounts payable                                (19,000)           (4,000)
Accrued liabilities                             (39,000)          (14,000)

Net cash used in operating activities           (25,000)          (88,000)

INVESTING ACTIVITIES
Purchases of property and equipment             (28,000)           (9,000)

Net cash provided by (used in)
   investing activities                         (28,000)           (9,000)

FINANCING ACTIVITIES
Proceeds from borrowings of short-term debt      80,000            93,000
Principal payment on short-term debt            (22,000)                0

Net cash provided by financing activities        58,000           (93,000)

Net increase (decrease)  in cash                  5,000            (4,000)
Cash at beginning of year                        11,000             9,000

Cash at  end of period                          $16,000            $5,000


Supplemental disclosure of cash
    flow information

Cash paid during the period for:
Interest                                        $97,000          $122,000
Income taxes                                      1,000                 0


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

               CAMERA PLATFORMS INTERNATIONAL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)


NOTE 1    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $120,000 and $178,000 of undrawn funds available at June 30, 2001 and December 31, 2000 respectively. It is expected that ongoing operations together with funds available under this credit line will provide sufficient cash to meet the Company's ongoing obligations as they become due.

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

          CAMERA PLATFORMS INTERNATIONAL, INC.

generally not collateralized. From time to time, the Company grants extended terms, which are generally collateralized by a security interest in the products sold. Collections of accounts receivable have consistently been within management's expectations.

Equipment Leases

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from one day to several weeks in duration, with occasional rentals of several months. None of the rentals is a noncancelable lease, and no contingent rentals are included in the Company's consolidated statements of operations.

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

NOTE 3 - PROPERTY AND EQUIPMENT

	                                        June 30,	December 31
                                                2001            2000
Equipment available for lease	               $6,302,000        $6,274,000
Machinery and equipment                         348,000           348,000
Leasehold improvements                           63,000            63,000
Furniture and fixtures                           62,000            62,000
Automobiles and trucks                          119,000           119,000
                                              6,894,000         6,866,000
Less accumulated depreciation and
   amortization                               5,644,000         5,333,000
Less rental asset valuation allowance           542,000           542,000
                                               $708,000          $991,000

NOTE 4 - LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at

          CAMERA PLATFORMS INTERNATIONAL, INC.

10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $130,000 and $72,000 at June 30, 2001 and December 31, 2000, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC.

NOTE 5 - INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At June 30, 2001, the Company has net operating loss-carry forwards of approximately $30 million for federal tax purposes, which expire from 2001 to 2020. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $4 million for California tax purposes, which expire from 2001 to 2005. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities.

At June 30, 2001, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $10 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

NOTE 6 - SALES TO MAJOR CUSTOMERS, GEOGRAPHIC AREAS, AND CONCENTRATION

No revenue derived from a single customer accounted for more than ten percent of total revenue during the first two quarters of 2000 or 2001. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years

                  CAMERA PLATFORMS INTERNATIONAL, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Unaudited)

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $120,000 and $178,000 of undrawn funds available at June 30, 2001 and December 31, 2000, respectively. It is expected that ongoing operations together with funds available under this credit line will provide sufficient cash to meet the Company's ongoing obligations as they become due.


	RESULTS OF OPERATIONS

The following analysis compares the three months ended June 30, 2001 with the three months ended June 30, 2000, and the six months ended June 30, 2001 with the six months ended June 30, 2000.

                  CAMERA PLATFORMS INTERNATIONAL, INC.

Second quarter 2001 results compared with second quarter 2000

The Company's revenue for the second quarter increased by 6.5% compared with
the same period of 2000.   Camera car rentals increased by 30%.  Dolly
and crane rentals increased 17%. Akela crane rentals decreased 46% from $72,307 to $39,262.

The gross margin on camera car rentals increased by 62% due to lower personnel and a large decrease in fixed expenses. The gross margin on Akela rentals decreased 125% due primarily to the decrease in revenues. The gross margin on dolly and crane rentals increased 26%, reflecting higher revenues and lower operating expenses.

Selling expenses decreased 40%, and general and administrative expenses decreased approximately 17%, from $73,660 to $61,344 in 2001. The reductions in general and administrative expenses reflected substantially lower personnel expenses.

	The net loss for the quarter was $137,000 compared with a loss of $225,000 for the same period of 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) was ($5,000) for the quarter ended June 30, 2000 compared to $58,000 in the current quarter.

Six months ended June 30, 2001 results compared with six months June 30, 2000

The Company's year-to-date revenue through the second quarter increased by
4% compared with the same period of 2000.   Camera car rentals increased by
28%. Dolly and crane rentals increased 15%. Akela crane rentals decreased 47% from $154,319 to $81,332.

The gross margin on camera car rentals increased by 64% due to lower personnel and a large decrease in fixed expenses. The gross margin on Akela rentals decreased 145% due primarily to the decrease in revenues. The gross margin on dolly and crane rentals increased 23%, reflecting higher revenues and lower operating expenses.

Selling expenses decreased 45%, and general and administrative expenses decreased approximately 17%, from $155,120 to $127,968 in 2001. The reductions in general and administrative expenses reflected substantially lower personnel expenses.

	The year-to-date net loss was $279,000 compared with $409,000 for the same period of 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $116,000 for the six months ended June 30, 2001 compared to $38,000 in the same period of 2000.

Inflation

Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in the next twelve months.

                  CAMERA PLATFORMS INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 1.	Litigation.

The Company is not party to any litigation.

Item 6.	Exhibits and Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended
   June 30, 2001.


	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   July 20, 2001                    	Martin Perellis
                                          Chief Executive Officer

                                      /s/ Herbert Wolas

Date:   July  20, 2001                    Herbert Wolas
                                          Chairman of the Board
                                          and Chief Financial Officer