Form 10-Q
period 2001-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2001-11-02
CIK 775714

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                           FORM 10-Q

[Mark one]
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001.
    Common Stock $.0005 par value                          23,740,964
               (Class)	                              (Number of shares)

                CAMERA PLATFORMS INTERNATIONAL, INC.
                              INDEX

                                                           Page Number

PART I.   FINANCIAL INFORMATION:

Item 1.	Financial Statements:

   Condensed Consolidated Statement of Financial
     Position at September 30, 2001 and December 31, 2000         3

   Condensed Consolidated Statement of Operations for the
     Three Months ended September 30, 2001 and 2000, and
     the Nine Months ended September 30, 2001 and 2000            4

   Condensed Consolidated Statement of Cash Flows for the
     Nine Months ended September 30, 2001 and 2000                5

   Notes to Condensed Consolidated Unaudited Financial
     Statements                                                   6

Item 2.	Management's Discussion and Analysis of Financial
   Condition and Results of Operations                           10


PART II.   OTHER INFORMATION                                     12

           Signature Page                                        12


                     CAMERA PLATFORMS INTERNATIONAL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                              September 30,    December 31,
                                                   2001                 2000
                                              (Unaudited)            (Audited)

                                 ASSETS
Current Assets
    Cash                                                $1,000             $11,000
    Accounts receivable, less allowance
       for doubtful accounts of $5,000 in 2001
       and $5,000 in 2000                               60,000              60,000
    Other receivable                                   150,000                 ---
    Inventories                                        108,000             108,000
    Prepaid expenses                                   100,000             101,000
                                                       -------             -------

            Total current assets                       419,000             280,000

Property and equipment, net of depreciation,
    amortization and rental asset
    valuation allowance                                564,000             991,000
Deposits and other non current assets                   22,000              20,000
                                                       -------             -------
            Total Assets                            $1,005,000          $1,291,000
                                                    ==========          ==========


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                   $53,000              50,000
    Accrued liabilities                                 90,000              89,000
    Accrued taxes                                       57,000              63,000
                                                       -------             -------
            Total current liabilities                  200,000             202,000

Long Term Debt                                       1,665,000           1,572,000

Shareholders' Deficit
    Common stock - $.0005 par value; 100,000,000
    shares authorized; shares issued
    and outstanding: 23,740,964                         12,000              12,000
    Additional paid-in capital                      27,037,000          27,037,000
    Accumulated deficit                            (27,909,000)        (27,532,000)
                                                   ------------        ------------
            Total shareholders' deficit               (860,000)           (483,000)
                                                      ---------           ---------
            Total liabilities and
                shareholders' deficit               $1,005,000          $1,291,000
                                                    ==========          ==========

        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (Unaudited)

                                               Three months ended           Nine months ended
                                                  September 30,               September 30,
                                               2001           2000           2001         2000
Revenues

    Rentals                                     185,000        252,000        748,000      796,000

Expenses

    Cost of rental operations                   292,000        321,000        898,000      925,000
    Selling, general and administrative          63,000         93,000        207,000      278,000
                                                -------        -------        -------      -------
                                                355,000        414,000      1,105,000    1,203,000
                                                -------        -------      ---------    ---------

Operating (loss)                               (170,000)      (162,000)      (357,000)    (407,000)
Interest expense, net                           (42,000)       (41,000)      (126,000)    (127,000)
Other income (expense), net                     115,000        199,000        107,000      156,000
	                                          -------        -------        -------      -------
Net (loss)                                     ($97,000)       ($4,000)     ($376,000)   ($378,000)
                                               =========       ========     ==========   ==========


Basic and diluted loss per share                 ($0.00)        ($0.00)        ($0.02)      ($0.03)



Weighted average number of
  shares outstanding                         23,740,964      13,768,228    23,740,964   13,768,228


       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

Nine months ended	                            September 30, 2001       September 30, 2000
OPERATING ACTIVITIES
Net loss                                               ($376,000)               ($378,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:

       Depreciation and amortization                     461,000                  473,000
       Gain on asset disposal                           (134,000)                    ---
       Liabilities subject to compromise                    ---                   (21,000)
       Changes in assets and liabilities:
       Accounts receivable                              (150,000)                  20,000
       Net investment in lease
           and installment sale                             ---                    34,000
       Prepaid expenses                                    1,000                   18,000
       Deposits and noncurrent assets                     (2,000)                 (10,000)
       Accounts payable                                    3,000                   (2,000)
       Other current liabilities                          (6,000)                (121,000)
                                                         --------                ---------

Net cash provided by (used in) operating activities     (203,000)                  13,000


INVESTING ACTIVITIES
       Purchases of property and equipment               (50,000)                    ---
       Proceeds from asset disposal                      150,000                     ---
                                                         -------                     ---
      Net cash provided by investing activitie           100,000                     ---

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt               115,000                  153,000
Principal payments on long-term debt                     (22,000)                 (93,000)
                                                         --------                 --------
Net cash provided by financing activities                 93,000                   60,000
                                                         --------                 --------

Net (decrease) in cash                                   (10,000)                  73,000

Cash at beginning of year                                 11,000                    9,000
                                                          ------                   ------
Cash at end of period                                     $1,000                  $82,000
                                                          ======                  =======



Supplemental disclosure of cash flow information
      Cash paid during the period for:
           Interest                                     $101,000                 $127,000
           Income taxes	                                   1,000                     ---

         SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $85,000 and $178,000 of undrawn funds available at September 30, 2001 and December 31, 2000 respectively. The Company is negotiating the terms of its credit line with DOOFF, LLC to
increase the amount of funds available.   It is expected that ongoing
operations together with funds available under this credit line and the aniticpated increase in credit line availability will provide sufficient cash to meet the Company's ongoing obligations as they become due.

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

                 CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Per Share Data

The basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each year. Diluted income loss) per share is calculated based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options have not been included in the calculation of the weighted average shares of common stock as they would have an antidilutive effect.

Concentration of Credit Risk

The Company's customers are principally engaged in the production of motion pictures or television programming, or are suppliers to such companies.
Credit is extended based on an evaluation of the customer's financial condition. Receivables arising from the granting

                 CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.
The Company's management estimates the valuation for doubtful accounts, rental asset valuation allowance, and the useful lives of property and equipment. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

Segment Reporting

The Company operates in a single business segment. The Company leases and rents equipment for the motion picture, television and theatrical production and music industries.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                   September 30,     December 31
                                                       2001             2000
Equipment available for lease	                        $6,241,000      $6,274,000
Machinery and equipment                                  348,000         348,000
Leasehold improvements                                    63,000          63,000
Furniture and fixtures                                    62,000          62,000
Automobiles and trucks                                   119,000         119,000
                                                       ---------       ---------
                                                       6,833,000       6,866,000
Less accumulated depreciation and amortization         5,727,000       5,333,000
Less rental asset valuation allowance                    542,000         542,000
                                                       ---------       ---------
                                                        $564,000        $991,000
                                                       =========       =========

NOTE 4 - LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $165,000 and $72,000 at September 30, 2001 and December 31, 2000, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At September 30, 2001, the Company has net operating loss-carry forwards of approximately $30 million for federal tax purposes, which expire from 2001 to 2020. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $4 million for California tax purposes, which expire from 2001 to 2005. The Company also has federal research and development credits of approximately $64,000, expiring in 2001 and 2002, which may be used to offset future tax liabilities.

At September 30, 2001, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $10 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

NOTE 6 - SALES TO MAJOR CUSTOMERS, GEOGRAPHIC AREAS, AND CONCENTRATION

No revenue derived from a single customer accounted for more than ten percent of total revenue during the first three quarters of 2000 or 2001. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

NOTE 7 - ASSET DISPOSAL

Equipment belonging to the Company on long-term lease to a customer was stolen during the three months ending September 30, 2001. According to the lease agreement, the customer is responsible for the value of the leased equipment, estimated by the Company at $150,000. The depreciated cost of the equipment on the books of the Company was $16,000. Accordingly, the Company recorded a $134,000 gain. Management believes the value of the equipment is recoverable from the customer or its insurance carrier and has therefore recorded a receivable of $150,000.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Unaudited)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
                             OF 1995.

This Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future, may be included in reliance on the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risksand uncertainties including, but not limited to, the following: adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain products and services and negotiate terms with vendors and service providers for current orders; the ability to develop, fund and execute an operating plan for the Company; the ability of the Company to attract and retain employees; competitive pressures from other camera car companies and grip equipment rental companies which may affect the nature and viability of the Company's business strategy; the ability of the Company to attract and retain customers; and the absence of an active public trading market for the Company's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $85,000 and $178,000 of undrawn funds available at September 30, 2001 and December 31, 2000 respectively. The Company is negotiating the terms of its credit line with DOOFF, LLC to
increase the amount of funds available.   It is expected that ongoing
operations together with funds available under this credit line and the aniticpated increase in credit line availability will provide sufficient cash to meet the Company's ongoing obligations as they become due.

STOCK OPTIONS

On July 1, 2001, the Board of Directors adopted the 2001 Stock Option Plan to provide for the issuance of incentive stock options and nonqualified stock options as a means of attracting, motivating and retaining directors, officers and key employees and consultants of the Company.

Concurrent with the adoption of the 2001 Stock Option, the Board of Directors authorized the issuance of options to purchase 300,000 shares of the Company's stock to each of the Company's five directors. The options were priced at $0.11, which was above the market price of the Company's stock at the date of issuance.

RESULTS OF OPERATIONS

The following analysis compares the three months ended September 30, 2001, with the three months ended September 30, 2000, and the nine months ended September 30, 2001 with the nine months ended September 30, 2000.

Third quarter 2001 results compared with third quarter 2000

The Company's revenue for the third quarter decreased by 25% compared with
the same period of 2000.   Camera car and Akela rentals decreased while
dolly and crane rentals increased.

The gross margins decreased by 20% on camera car rentals, 50% on Akela rentals, and increased by 17% on dolly and crane rentals in 2001. The gross margin decrease was due to lower revenue coupled with a large percentage of fixed expenses.

Selling expenses decreased 61%, and general and administrative expenses decreased 26% in 2001. The reduction in selling expenses is due primarily to a decision to forego trade show participation. The reductions in general and administrative expenses reflected additional cost cutting measures.

The net loss for the quarter was $97,000 compared with a loss of $4,000 for the same period of 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $198,000 for the quarter ended September 30, 2000 compared to $94,000 in the current quarter.

Nine months ended September 30, 2001 results compared with nine months
                       June 30, 2000

The Company's year-to-date revenue through the third quarter decreased by 6%
compared with the same period of 2000.   Camera car and dolly and crane rentals
increased while Akela rentals decreased.

The gross margins increased by 37% on camera car rentals, 21% on dolly and crane rentals, and decreased 95% on Akela rentals. The gross margin increase was due to lower rental equipment maintenance costs. The gross margin decrease for Akela rentals was due to lower revenue.

Selling expenses decreased 51%, and general and administrative expenses decreased approximately 20%, in 2001. The reduction in selling expenses is due primarily to not displaying in trade shows. The reductions in general and administrative expenses reflected lower personnel expenses and cost cutting measures.

The year-to-date net loss was $376,000 compared with $378,000 for the same period of 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased to $211,000 for the nine months ended September 30, 2001 compared to $222,000 in the same period of 2000.

Inflation

Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in the next twelve months.

PART II - OTHER INFORMATION

Item 1.	Litigation.

The Company is not party to any litigation.

Item 6.	Exhibits and Reports on Form 8-K.

The Company filed no reports on Form 8-k during the quarter ended
September 30, 2001.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                            /s/ Martin Perellis

Date:   October 31, 2001                    	Martin Perellis
                                                  President

                                            /s/ Herbert Wolas

Date:   October 31, 2001	                  Herbert Wolas
                                                  Chairman of the Board and
                                                  Chief Financial Officer