Form 10-K
period 2001-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2002-03-28
CIK 775714

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM  10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
For the fiscal year ended December 31, 2001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2002 was $949,638 (based on the average bid and asked price of Common Stock in the over-the-counter market on that date).

23,740,964 shares of registrant's Common Stock, $.0005 par value, were outstanding on March 15, 2002.

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONTENTS

                                                                Page


PART I

Item 1.     BUSINESS                                              3

Item 2.     PROPERTIES                                            7

Item 3.     LEGAL PROCEEDINGS                                     7

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   7

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS                       7

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA                  8

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                           10

Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                                   14

Item 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
            DISCLOSURES                                          29

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT                                           29

Item 11.    EXECUTIVE COMPENSATION                               30

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                       31

Item 13.	CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                         31

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K                              33


             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

PART I

Item 1 - Business

Camera Platforms International, Inc., a Delaware corporation, ("Shotmaker" or "the Company") designs, manufactures, rents and leases a wide variety of production equipment to the film and video industries. The Company rents three varieties of camera cars, Akela, Pegasus and Enlouva cranes, Panther dollies, jib arms, and dolly track.

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

Pursuant to the Reorganization Plan, DOOFF, LLP, the Company's largest secured and unsecured creditor, received 49.9% of the total outstanding shares of the Company's common stock after the adoption of the Reorganization Plan. The Company's previous largest shareholder, Shotmaker Acquisition Corp., surrendered 4,000,000 shares of common stock to the Company. General unsecured creditors received one share of common stock of the Company for each $2.00 in allowed claims. In total, the Company issued 13,972,736 and redeemed 4,000,000 shares of common stock as part of the Reorganization Plan.

On August 1, 2001, the Bankruptcy Court issued its Final Decree pursuant to
Section 350 of the Bankruptcy Court, recognizing the completion of the execution of the Reorganization Plan by the Company, ending the Bankruptcy case and removing the Company from oversight by the Bankruptcy Court.

General

Shotmaker equipment has been used to film many of the top recent U.S. movies. A partial list includes PEARL HARBOR, MISSION IMPOSSIBLE 2, DR. DOOLITTLE 2, BOUNCE, and SWORDFISH. In addition, a number of prime time television programs and series use Shotmaker equipment such as BUFFY THE VAMPIRE SLAYER, TOUCHED BY AN ANGEL, and MALCOLM IN THE MIDDLE.

Products

The Shotmaker Camera Car fleet currently consists of 15 camera cars, which include one Shotmaker "Elite Plus", four Shotmaker "Elites", one Shotmaker "Premium Plus", two Shotmaker "Premiers", six Shotmaker "Classics" and one Shotmaker "Standard". All the camera cars are based at the Company's headquarters and rented throughout the Western United States except two cars
operating under a split rental agreement in New York City.    Camera cars are
used in the motion picture, television and commercial industries to provide a stable base for cameras to film action scenes.

       CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

The Shotmaker Elite Plus. During 2001 the Company converted an Elite camera car to an Elite Plus camera car. A 200-amp AC fuel injected generator had replaced the out-dated 500-amp DC generator and the 200-amp DC battery pack. To lighten the car, the electric drive motor and rear steering capability was removed. With the removal of these items the Elite Plus is more stabile and responsive. The entire suspension system was modified to make for a smoother ride. The Elite Plus still has the two-man or remote camera crane arm with a maximum height of 23 feet and a front-mounted hydraulic platform that rises to 12 feet in height.

The Shotmaker Elite. The Company has manufactured five top-of-the-line Elite camera cars. The Elite is a custom-built camera car with numerous positions for mounting cameras. The car contains a built-in foldaway two-man camera crane with a maximum height of 23 feet. This crane can be in motion while the car is moving at speeds up to 50 mph. The car also has a front-mounted hydraulic platform that rises to 12 feet in height. There is a built-in
500-amp DC generator and a 200-amp DC battery pack.   The car runs on both
gas and a silent electric drive. The Elite has a special air-ride suspension system that minimizes camera movement, and a six-wheel configuration, which allows the vehicle to crab sideways. The car is approximately 23 feet in length and weighs approximately 22,000 lbs.

The Shotmaker Premier Plus.  This is a modified Classic with a self-leveling
center post.   The center post is adaptable to Technocrane, Enlouva, Pegasus, and most other popular cranes in the industry. The Plus also offers a 200-amp AC generator.

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

The Shotmaker Classic. Each Classic built by the Company has an auxiliary camera platform that can be mounted on the front or sides of the Classic.
These cars do not have a built-in crane arm, but a standard portable crane can be used on each vehicle. The Classic has three axles and air suspension for a smooth and steady ride. As of December 31, 1998 all of the Classics have been modified with independent 70-200-amp AC/DC generators. The Classic has a self-leveling suspension system that provides added stability. The Classic weighs approximately 11,000 lbs and is approximately 22 feet in length.

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

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

lamp heads and ballasts for use on its Shotmaker camera cars.

Shotmaker Dollies, Cranes and Accessories

Major items of equipment in the Dollies and Cranes rental fleet include: 19 dollies (13 Super Panthers and 3 Mini Panthers); 12 Pegasus cranes; 9 jib arms (7 super Jibs and 2 Mini Jibs); 7 Akela cranes; 8 Enlouva cranes; approximately 650 feet of tubular dolly track. The Company is aggressively looking for new products to add to its rental fleet. Dollies are mobile devices operating on tracks or wheels which proved a stable base for cameras to film. Cranes are used in the motion picture, television and commercial industries, both indoor and outdoors, to provide a base for cameras moving from ground level to heights of as much as 85 feet.

Akela Cranes.  Akela cranes are the longest and highest cranes available.
The Akela comes in three versions: Akela Plus (97' length), Akela Sr. (57' to 84') and Akela Jr. (41' to 62'). The Akela offers the versatility of going from ground level to six stories high in a single move, and substitutes for many helicopter shots. As of March 15, 2002, the Company had seven Akela cranes in its rental inventory. The cranes are located in California, Canada, and France.

Enlouva Cranes. In late 1996, the Company acquired exclusive worldwide rights
to manufacture, lease and sell Enlouva cranes.   Enlouva cranes are used for
shots with remote heads allowing cameras to be controlled by an operator on the ground. The Enlouva crane is a streamlined, compact crane that incorporates a number of revolutionary design features. Manufactured from aircraft quality aluminum, it is extremely lightweight, completely modular, and can be assembled by two people in less than 15 minutes without tools. It is highly stable and has a maximum lens height of over 26 feet. With a minimum overhead clearance of less than seven feet, the unit can be used in areas inaccessible to other cranes. It supports all 35mm, 16mm and video cameras, and can be used in combination with most dolly and track systems, camera cars, boats and trains.
A small number of Enlouva III's are currently available for rent through the Company's competitors or individual camera operators or grips. The Enlouva IV incorporates a number of design improvements including a lighter fulcrum, improved brakes, a smaller profile and an easier transport system. The Company has completed the manufacturing of thirteen of these new generation of cranes. As of March 20, 2002, the Company had eight Enlouva IV cranes in its rental fleet.

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

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

Two firms, Chapman and J. L. Fisher, Inc. ("Fisher"), dominate the rental for dollies. Chapman and Fisher are both participants in the rental market for cranes, but no single competitor is dominant in crane rentals. Both Chapman and Fisher are Los Angeles-based companies that are engaged exclusively in the rental and leasing business. Shotmaker is the third largest dolly and crane company in the United States. There are also a number of smaller competitors, usually offering one or more specialized niche products.

The former owners of the Akela crane have built a competitive crane called the Strada with essentially the same characteristics as the Akela Senior.
The impact of introduction of this crane is unknown, however it is likely that some reduction in Akela crane revenues can be attributed to introduction of the Strada.

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

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

division was also honored with a Primetime Emmy Award from the Television Academy of Arts & Sciences for Outstanding Achievement in Engineering.
The Super Panther dolly received the 1990 Scientific and Engineering Award from the Academy of Motion Picture Arts and Sciences.

Employees. 	The Company had 6 employees at March 15, 2002.  The Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

Item 2 - Properties

The Company's principal executive offices and place of business are located at 10909 Vanowen Street, North Hollywood, California 91605. The premises are leased and subleased from unaffiliated third parties for a gross rent of $154,000 per year, including common area maintenance and utilities, property tax, and insurance. The Company's lease expires on June 30, 2002. The lease includes a five year option under the same terms and conditions.

Item 3 - Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the over-the-counter market under the symbol "CPFR". The table below sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

        Period                                                     High  Low
        ------                                                     ----  ----
1999: 1st Quarter................................................ .6875 .1565
      2nd Quarter................................................ .2500 .8750
      3rd Quarter................................................ .4375 .1250
      4th Quarter................................................ .1250 .0625

2000  1st Quarter................................................ .3438 .2150
      2nd Quarter................................................ .3750 .2150
      3rd Quarter................................................ .1250 .0625
      4th Quarter................................................ .3750 .2500

2001  1st Quarter................................................ .3750 .2500
      2nd Quarter................................................ .1200 .0800
      3rd Quarter................................................ .1200 .0500
      4th Quarter................................................ .0600 .0400

2002  1st Quarter................................................ .0400 .0400

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

As of March 15, 2002, there were approximately 1500 beneficial owners of 23,740,964 outstanding shares of the Company's common stock, held by approximately 504 shareholders of record.

The Company has not paid a dividend on its common stock since inception.

Item 6 - Selected Consolidated Financial Data

Year ended 12/31                2001         2000          1999          1998            1997
----------------             --------    ----------    ----------    ----------    ----------
Revenues                     $918,000    $1,069,000    $1,712,000    $2,245,000    $3,356,000
Net Profit (loss)            (669,000)      907,000    (1,644,000)   (4,551,000)     (737,000)
Total assets                  793,000     1,291,000     1,971,000     3,249,000     2,498,000
Long-term debt              1,702,000     1,572,000     1,500,000     6,231,000       811,000
Net  income (loss) per
 share of common stock         ($0.03)        $0.05        ($0.12)       ($0.35)       ($0.06)

                     CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
                                           (Unaudited)

                               Quarter ended            Quarter ended           Quarter ended            Quarter ended
                                  March 31,                June 30,             September 30,            December 31,
                              2001       2000          2001      2000          2001       2000          2001      2000
                            --------------------     --------------------     --------------------     --------------------
Revenues                    $284,000    $280,000     $279,000    $264,000     $185,000    $252,000     $170,000    $273,000
Cost of sales and rentals    298,000     302,000      307,000     301,000      292,000     321,000      269,000     315,000
Selling, general and
 administrative               70,000      95,000       71,000      90,000       63,000      93,000       79,000      91,000
                            --------    --------     --------    --------     --------    --------     --------    --------

Operating (loss)             (84,000)   (117,000)     (99,000)   (127,000)    (170,000)   (162,000)    (178,000)   (133,000)

Interest  expense, net       (43,000)    (64,000)     (41,000)    (58,000)     (42,000)    (41,000)     (44,000)     (5,000)
Gain (loss) on
discontinued operations	         -           -           -            -            -           - 	     -   	  235,000
Impairment loss on
   long-lived assets             -           -           -            -            -           -            -         -
Other income
   (expense), net            (12,000)     (3,000)       3,000     (40,000)     115,000     199,000      (74,000)   (410,000)
Gain recognized on
    Reorganization               -	        -           -             -            -           -           -      1,633,000
                           ----------  ----------   ----------  ----------    ---------    --------   ---------- ----------
Net income (loss)          ($139,000)  ($184,000)   ($137,000)  ($225,000)    ($97,000)    ($4,000)   ($296,000) $1,320,000
                           ==========  ==========   ==========  ==========    =========    ========   ========== ==========
Net (loss) per share
   of common stock            ($0.01)     ($0.01)      ($0.01)     ($0.01)      ($0.00)     ($0.00)      ($0.01)      $0.07
Weighted average number
  of shares outstanding   23,740,964  23,768,228   23,740,964  13,879,258   23,740,964  23,740,964   23,740,964  23,740,964

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $48,000 and $178,000 of undrawn funds available at December 31, 2001 and December 31, 2000 respectively. In addition, the Company failed to make interest payments totaling $85,000 to DOOFF, LLC. The Company is negotiating the terms of its credit line with DOOFF, LLC to increase the amount of funds available. It is expected, but not certain, that ongoing operations together with funds available under this credit line and the anticipated increase in credit line availability will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations.

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

             CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

stock to each of the Company's five directors. The options were priced at $0.11, which was above the market price of the Company's stock at the date of issuance.

Results of Operations
2001 versus 2000

The tragedy of September 11, 2001 adversely affected all television, feature and commercial production throughout the nation. The terrorist action negatively affected the Company's revenues during the third and fourth quarters of 2001. In addition, continued loss of production days in Los Angeles to Canada for feature film and commercials has contributed to a general decline in business. Total revenues decreased by 14% from 2000.
Most of the decrease came from dolly and crane rentals. Camera cars rental revenues were down 3% from 2000.

Cost of rentals decreased by 6% because of continued cost management. Depreciation of equipment accounted for 52% of rental costs. The gross negative margin on rentals increased from -$180,000 to -$248,000 because of a high amount of fixed versus variable rental costs. Rental activities generated a positive gross margin before depreciation of $359,000.

Selling, general and administrative expenses decreased by $86,000 from 2000. Payroll decreased by $55,000 and advertising costs decreased by $31,000.


2000 versus 1999

The prolonged SAG - AFTRA strike, which impacted production of television commercials in Southern California negatively affected the Company's revenues during 2000. Total rental revenues decreased by 15% from 1999. Camera car rentals decreased by 7%; dolly and crane rentals decreased by 19% and Akela crane rentals decreased by 27% from 1999.

Product sales ceased to be a source of revenue for the Company in 2000. The Company failed to reach a new agreement with Panther (Germany) to distribute its dollies, cranes, parts and accessories. Completion of the first order of the Company's hydraulic dolly was once again delayed; delivery was expected in mid or late 2001. The Company has since abandoned the hydraulic dolly program.

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

            CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

            CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

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

            CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 8 - Financial Statements and Supplementary Data

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                    Page

Independent Auditors' Report                                         15

Consolidated Balance Sheets at
December 31, 2001 and 2000                                           16

Consolidated Statements of Operations for the Years Ended
December 31, 2001, 2000 and 1999                                     17

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999                                     18

Consolidated Statement of Shareholders' Deficit for the Years
ended December 31, 2001, 2000 and 1999                               20

Notes to Consolidated Financial Statements                           21

Schedule II - Valuation and Qualifying Accounts for the
   Years Ended December 31, 2001, 2000 and 1999                      28




ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Camera Platforms International, Inc.

We have audited the accompanying consolidated balance sheets of Camera Platforms International, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camera Platforms International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Managment's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the Schedules of Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2001. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

February 21, 2002, except for Note 7, as to which the date is March 15, 2002.

            CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2001 and 2000

                                                      2001         2000
	                            ASSETS

Current Assets
Cash                                                  $3,000      $11,000
Accounts receivable, less allowance for doubtful
accounts of $5,000 in 2001 and 2000                   54,000       60,000
Other receivable - Note 3                             75,000         --
Inventories                                             --        108,000
Prepaid expenses                                      40,000      101,000
                                                     -------      -------

        Total current assets                         172,000      280,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                  599,000      991,000
Deposits and other assets                             22,000       20,000
                                                    --------   ----------
                                                    $793,000   $1,291,000
                                                    ========   ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $56,000      $50,000
Accrued interest - Note 3                             85,000       14,000
Accrued expenses                                      40,000       75,000
Accrued taxes                                         62,000       63,000
                                                     -------      -------

         Total current liabilities                   243,000      202,000

Long Term Debt - Note 4                            1,702,000    1,572,000

Commitments and Contingencies - Note 7

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding - Notes 1 and 6                       12,000       12,000
Additional paid-in capital                        27,037,000   27,037,000
Accumulated deficit                              (28,201,000) (27,532,000)
                                                 ------------ ------------

Total shareholders' equity (deficit)              (1,152,000)    (483,000)
                                                  -----------  -----------

                                                    $793,000   $1,291,000
                                                  ===========  ===========

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO CONSOLIDATED FINANCIAL
                           STATEMENTS.

<PAGE 17>
            CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years ended December 31, 2001, 2000 and 1999

                                              2001             2000             1999
Revenues
Revenues from rental operations              $918,000       $1,059,000      $1,245,000
Net product sales                               --              10,000         467,000
                                             --------       ----------      ----------
                                              918,000        1,069,000       1,712,000

Expenses
Cost of rental operations                   1,166,000        1,238,000       1,309,000
Cost of sales                                   --               1,000         305,000
Selling, general and administrative           283,000          369,000         859,000
                                            ---------        ---------       ---------
                                            1,449,000        1,608,000       2,473,000

Operating loss                               (531,000)        (539,000)       (761,000)
Interest expense, net                        (170,000)        (168,000)       (505,000)
Other income (expense), net                    32,000         (254,000)       (172,000)
Impairment loss, Note 11                        --                --          (206,000)

Loss from continuing operations              (669,000)        (961,000)     (1,644,000)
                                             ---------        ---------     -----------
Net income (loss) from
  discontinued operations, Note 10              --             235,000          --

Loss before extraordinary item               (669,000)        (726,000)     (1,644,000)
Extraordinary item, Note 1                      --           1,633,000          --
                                            ----------       ---------     ------------
Net income (loss)                           ($669,000)        $907,000     ($1,644,000)
                                            ==========        ========     ============

Basic and diluted income (loss) per share:

Loss from continuing operations                ($0.03)          ($0.05)         ($0.12)
Extraordinary item                                --              0.09            --
Income (loss) from discontinued operations        --              0.01            --
                                               -------          -------         -------
Net income (loss)                              ($0.03)           $0.05          ($0.12)
                                               =======          =======         =======

Weighted average shares outstanding        23,740,964       18,850,225      13,768,228

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO CONSOLIDATED FINANCIAL
                            STATEMENTS.

            CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Years ended December 31, 2001, 2000 and 1999

                                                      2001           2000           1999
OPERATING ACTIVITIES
   Net income (loss)                               ($669,000)      $907,000    ($1,644,000)
      Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:
      Depreciation and amortization                  607,000        647,000        672,000
      (Gain) loss on disposal of equipment           (60,000)        19,000        (11,000)
      Impairment loss                                   --             --          206,000
      Provision for doubtful accounts, net              --             --           18,000
      Gain on bankruptcy restructuring                  --       (1,633,000)           --
      Changes in assets and liabilities:
   Accounts receivable                                 6,000           --           (8,000)
   Net investment in lease and
      installment sale                                  --           34,000         47,000
   Inventories                                          --             --          145,000
   Prepaid expenses                                  (10,000)        14,000        (18,000)
   Deposits and other assets                          (2,000)       (10,000)        26,000
   Accounts payable                                    6,000         28,000       (159,000)
   Accrued interest                                   71,000         14,000           --
   Deferred revenue                                     --           (6,000)       (23,000)
   Customer deposits                                    --            4,000         30,000
   Other current liabilities                         (36,000)      (119,000)       519,000
   Liabilities subject to compromise                    --          (53,000)          --
                                                    ---------       --------      ---------
Net cash used in operating activities                (87,000)       (48,000)      (200,000)

INVESTING ACTIVITIES
Proceeds from sale of property
    and equipment                                       --            2,000        184,000
Purchases of property and equipment                  (51,000)       (24,000)          --
                                                     --------       --------       -------
Net cash provided (used) by
   investing activities                              (51,000)       (22,000)       184,000

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO CONSOLIDATED FINANCIAL
                         STATEMENTS.

            CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
           For the Years ended December 31, 2001, 2000 and 1999

<CAPTIONS>

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt           152,000        165,000         68,000
Principal payments on long-term debt                 (22,000)       (93,000)       (71,000)
Proceeds from option payment                            --             --            2,000
                                                     -------        -------        --------
Net cash provided (used) by financing activities     130,000         72,000         (1,000)

Net increase (decrease) in cash                       (8,000)         2,000       ($17,000)

Cash at beginning of year                             11,000          9,000         26,000
                                                     -------        -------        --------
Cash at end of year                                   $3,000        $11,000         $9,000

Supplemental disclosure of cash flow information

Cash paid during the year for:

Interest                                             $99,000       $191,000       $321,000
Income taxes                                          $1,000         $1,000         $1,000

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO CONSOLIDATED FINANCIAL
                           STATEMENTS.

               CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Years ended December 31, 2001, 2000 and 1999

                                      Number of    Common     Paid-in     Accumulated
                                        Shares      Stock      Capital       Deficit         Total
Balance at
 December 31, 1999                    13,768,228    $7,000    $23,549,000 ($28,439,000) ($4,883,000)

   Issuance of Common
   Stock, Notes 1 and 6               13,972,736     7,000     3,486,000        --        3,493,000
   Cancellation of
     Common Stock, Notes
     1 and 6                          (4,000,000)   (2,000)        2,000        --             --

Net income for the year                   --          --             --        907,000      907,000
                                      ----------   -------   -----------  ------------    -----------
Balance at
  December 31, 2000                   23,740,964   $12,000   $27,037,000  ($27,532,000)   $(483,000)

Net loss for the year                     --          --             --       (669,000)    (669,000)
                                      ----------   -------   -----------  -------------   ----------
Balance at
  December 31, 2001                   23,740,964   $12,000   $27,037,000  ($28,201,000) ($1,152,000)
                                      ==========   =======   ===========  =============  ============

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO CONSOLIDATED FINANCIAL
                          STATEMENTS.

            CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001

1.	DESCRIPTION OF BUSINESS AND GOING CONCERN

Camera Platforms International, Inc. ("CPI" or the "Company"), was organized in the state of Delaware in 1985 to engage in the business of leasing camera cars and other related equipment to motion picture and television production companies. The Company designs, manufactures, rents and leases a wide variety of production equipment to the film and video industries. The Company rents three varieties of camera cars, cranes, dollies, jib arms, and dolly track.
The Company had only two subsidiaries, Shotmaker Sound, Inc. and Shotmaker Dollies, Inc. and they both filed for protection under Chapter 7 of the Federal Bankruptcy Code in 1999.

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company's losses, negative cash flows from operations and its working capital deficit raise substantial doubt about the Company's ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, an additional cash infusion. The Company is currently negotiating an increase in the amount of credit provided by DOOFF LLC. Management believes that this increase should provide the additional cash required for the Company's operations and the meeting of its obligations.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On June 18, 2000, the United States Bankruptcy Court, Central District of California, San Fernando Valley Division ("Bankruptcy Court") entered an order confirming the Company's second Amended Plan of Reorganization (the "Reorganization Plan"). On June 29, 2000, the Reorganization Plan became effective and the Company emerged from bankruptcy reorganization proceedings. Those proceedings began on September 17, 1999 when an involuntary petition was filed by certain creditors for relief under the Chapter 7 or 11 of the United States Bankruptcy Code.

Pursuant to the Reorganization Plan, DOOFF, LLC, the Company's secured and largest unsecured creditor, received 49.9% of the total outstanding shares of the Company's common stock after the adoption of the Reorganization Plan.
The Company's previous largest shareholder, Shotmaker Acquisition Corp., surrendered 4,000,000 shares of common stock to the Company. General unsecured creditors received one share of common stock of the Company for each $2.00 in allowed claims. Liabilities subject to compromise in an adjusted amount of $5,126,000 before the above conversion, were converted into 2,488,034 shares of common stock In total, the Company issued 13,972,736 and redeemed 4,000,000 shares of common stock as part of the Reorganization Plan.

For the year ended December 31, 2000, the Company recognized a gain of $1,633,000 and a contribution of capital of $3,493,000 related to the restructuring of certain pre-petition debt pursuant to the Plan.

The Reorganization Plan approved by the Bankruptcy Court increased the authorized number of common shares to 100,000,000.

On August 1, 2001, the Bankruptcy Court issued its Final Decree Pursuant to
Section 350 of the Bankruptcy Court, recognizing the completion of the execution of the Reorganization Plan by the Company, ending the Bankruptcy case and removing the Company from oversight by the Bankruptcy Court.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  See independent auditors' report

         CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

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

Inventories

Inventories are stated at the lower of cost or market and consist of finished goods. Cost is determined utilizing the first-in, first-out method (Note 10).

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is generally determined using the straight-line method over the estimated useful life of the property and equipment, using periods ranging from three to ten years (Note 11).

Research and Development

Research and development costs are charged to expense as incurred. Such amounts are not material in any year presented.

Cash Equivalents

The Company considers all highly liquid investments held at financial institutions with maturity dates of three months or less at the time of

                  See independent auditors' report

         CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification

Certain accounts in 1999 have been reclassified to conform to the presentation in 2000.

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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $26,000, $22,000, and $20,000 for the years ended December 31, 2001, 2000, and 1999, respectively, and were recorded as part of selling, general and administrative expenses. At December 31, 2001, 2000 and 1999 advertising costs capitalized, primarily related to magazine ads and exhibition costs amounted to $7,000, $11,000 and $0, respectively.

Equipment Leases

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from

                  See independent auditors' report

        CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Standards

The Company adopted SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that raises or holds Contributions for Others", and SFAS No. 133 and No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"in 2000, with no material impact on the consolidated financial statements.

In 2001, the Company also adopted SFAS No. 140, "Accounting for Transfer and Services of Financial Assets and Extinguishment of Liabilities", and FASB No. 141, "Business Combinations" with no material impact on the consolidated financial statements.

Starting in 2002, the Company is also subject to provisions of FASB No. 142, "Goodwill and other Intangible Assets". This new pronouncement is expected to have no material effect on the Company's consolidated financial statements.

The Company operates in a single business segment. The Company leases and rents equipment for the motion picture, television and theatrical production and music industries.

3. PROPERTY AND EQUIPMENT

                                                         December 31,
                                                      2001            2000
Equipment available for lease                     $6,417,000       $6,274,000
Machinery and equipment                              348,000          348,000
Leasehold improvements                                63,000           63,000
Furniture and fixtures                                62,000           62,000
Automobiles and trucks                               119,000          119,000
                                                   ---------        ---------
                                                   7,009,000        6,866,000

                  See independent auditors' report

        CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

3. PROPERTY AND EQUIPMENT - CONTINUED

Less accumulated depreciation and amortization    $5,868,000       $5,333,000
Less rental asset valuation allowance                542,000          542,000
                                                   ---------        ---------
                                                    $599,000         $991,000

During 2001, $108,000 of equipment that were previously presented as inventory and $71,000 of parts previously presented as prepaid expenses were reclassified as equipment available for lease.

During 2001, equipment on lease with a cost of $87,000 and accumulated depreciation of $72,000 was stolen. The Company negotiated a settlement with its insurance company and was awarded $75,000. This amount was recorded as a receivable at December 31, 2001 and the Company recognized a gain on disposal of assets of $60,000.

Accumulated depreciation and amortization pertaining to equipment available for lease amounted to $5,279,000 and $4,764,000 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2000, the Company repossessed equipment as settlement for an outstanding balance receivable of $42,000.

4. LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $202,000 and $72,000 at December 31, 2001 and 2000, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC. As of December 31, 2001, the Company was $85,000 in arrears in its interest payments to DOOFF, LLC. due under the terms of these loans.

5. INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At December 31, 2001, the Company has net operating loss-carry forwards of approximately $24 million for federal tax purposes, which expire from 2006 to 2021. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $3 million for California tax purposes, which expire from 2002 to 2006.

At December 31, 2001, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets, and the fact that the gain on restructuring of debt recorded in 2000 was not taxable.

                  See independent auditors' report

      CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

6.	COMMON STOCK AND STOCK OPTIONS

During 2000, a creditor holding convertible debt of $150,000 converted its note into 600,000 shares of common stock at an agreed conversion price of $0.25 per share.

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

Stock options to purchase shares of common stock were granted to certain officers, key employees and consultants as follows:

                                                Options Outstanding
                                            Shares     Weighted Avg. Exercise
                                                               Price

Outstanding at January 1, 2000            1,531,000            $0.20
Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                      (431,000)           $0.09
                                          ----------           -----
Outstanding at December 31, 2000          1,100,000            $0.25

Granted                                   1,500,000            $0.11
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ---------            -----
Outstanding at December 31, 2001          2,600,000            $0.17
                                          =========            =====

There are 2,600,000 options exercisable at December 31, 2001, and the weighted average remaining contractual life of the options outstanding is 3.28 years.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires pro forma information regarding net income (loss)using compensation that would have been incurred if the Company had accounted for its stock options under the fair value in accordance with that statement. The fair value of options granted, whcih has been estimated at $0 at the date of the grant, was determined using the Black-Scholes pricing model using the following assumptions:

     Risk free interest rate                   4.76%
     Stock volatility factor                     .3
     Weighted average expected option life        5 years
     Expected dividend yield                      0


7. COMMITMENTS AND CONTINGENCIES

Lease

On January 2, 2001, the Company entered into a lease for its premises that expires June 30, 2002. The lease of $12,000 per month includes a five year option which increases the monthly rent to $12,333.

Litigation and Assessment

On February 26, 2002, the State of California Board of Equilization issued an assessment in the amount of $279,261. This assessment mainly relates to the disposal of assets that were foreclosed upon by a secured creditor prior to the Company's bankruptcy. Management believes the remainded of the claims either was included in the pre-bankruptcy liabilities, which are accrued for and still subject to payment, or are barred by federal statute.

                  See independent auditors' report

        CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001


8. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during 2001, 2000, or 1999. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 2001 and 2000.


10. DISCONTINUED OPERATIONS

In 2000, the Company received an insurance settlement of $235,000 on a claim for inventory losses associated with the Company's former operations in Nashville/Atlanta in 1998.

11. IMPAIRMENT OF ASSETS

In 1999, the Company recorded an impairment loss on long-lived assets of $206,000 in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which was triggered by the bankruptcy filing. The fair value of fixed assets subject to impairment was determined by an appraiser.

                  See independent auditors' report

     CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Balance                                 Balance
	                                  January 1,   Additions    Deductions    December 31,

YEAR ENDED DECEMBER 31, 1999

Asset valuation allowance                $542,000        --              --       $542,000
Allowance for doubtful accounts             2,000      3,000             --          5,000
                                         --------     ------             --       --------
                                         $544,000     $3,000             $0       $547,000
                                         ========     ======             ==       ========
YEAR ENDED DECEMBER 31, 2000

Asset valuation allowance                $542,000        --              --       $542,000
Allowance for doubtful accounts             5,000        --              --          5,000
                                         --------        --              --       --------
                                         $547,000        $0              $0       $547,000
                                         ========        ==              ==       ========
YEAR ENDED DECEMBER 31, 2001

Asset valuation allowance                $542,000        --              --       $542,000
Allowance for doubtful accounts             5,000        --              --          5,000
                                         --------        --              --       --------
                                         $547,000        $0              $0       $547,000
                                         ========        ==              ==       ========

See Independent Auditors' Report and Notes to the Consolidated Financial
                               Statements

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

The following table provides certain information as of March 15, 2001, for each director and executive officer of the Company:

Name                      Age          Position with the Company

Herbert Wolas              66   Chairman of the Board, Chief Financial Officer
Martin Perellis            56   Director, President, Chief Executive Officer
William O. Fleischman      56   Director
Rick Hicks                 58   Director
Michael Sayres             71   Director


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

Martin Perellis has been a director since June 29, 2000. Mr. Perellis has been involved in the music and film industries for the past 30 years and is the founder and president of Consolidated Productions, Inc., a supplier of theatrical transportation, production and facilities services and of consulting services to a variety of domestic and international clients. Its current client roster includes Third Story Music and Akil Music. Mr. Perellis has also served in various executive capacities with personal management companies involved with such artists as Frank Zappa, Tom Waits, Captain Beefheart, Earth Wind and Fire, Martha and the Vandellas and the Jackson Five.

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

The Directors of the Company received no other compensation.

Compensation of Executive Officers

The following tables set forth information concerning the compensation of the Company's Chief Executive Officer and those other executive officers of the Company whose salary and bonus exceeded $100,000 during 2001. The table below sets forth information regarding the compensation of each listed executive officer for the last three fiscal years.

                          SUMMARY  COMPENSATION  TABLE

                                                        Long Term Compensation
                                                     Annual Compensation Awards                   Payouts
                                                     Other                                         All
                                                     Annual    Restricted                         Other
                                                     Compen-     Stock     Options/    LTIP      Compen-
Name and                         Salary    Bonus	sation    Award(s)    SAR's    Payouts     sation
Principal Position       Year      ($)      ($)         ($)      ($)         (#)       ($)   	  ($)
------------------       ----    -------   -------   -------   -------     -------    -------    -------
Philip Berardi           1999     43,757                                   291,667               14,245
C.E.O.                   2000      1,154                                                         10,000

W.O. Fleischman          1999        0
C.E.O.                   2000        0

Martin Perellis          2000        0
C.E.O.                   2001        0


	        CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

Item 12 - Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of March 15, 2002.

                                      Amount and Nature
Name and Address of                     of Beneficial         Percent of
Beneficial Owner                         Ownership              Class

Herbert Wolas                           6,684,054 (1)            27.3% (4)
1875 Century Park East, Suite 600
Los Angeles, CA 90067

Martin Perellis                         6,684,054 (2)            27.3% (4)
7860 Torreyson Drive
Los Angeles, CA 90046

William O. Fleischman                   5,703,168 (3)            23.7% (4)
1900 Avenue of the Stars, Suite 2410
Los Angeles, CA 90067


(1) Consists of (a) 5,934,054 share owned by the Wolas Family Limited Partnership. Mr. Wolas' children and a trust for the benefit of his grandchildren, and (b) 450,000 shares which would be issued upon the exercise of warrants issued to DOOFF LLC in the aggregate amount of 900,000 warrants (Mr. Wolas owns 50% of the membership interest in DOOFF LLC), and (c) 300,000 shares which would be issued upon the exercise of stock options issued to Mr. Wolas as a director of the Company.

(2) Consists of (a) 5,934,054 shares owned by the Perellis 2000 Trust of which Mr. Perellis is a beneficiary, and (b) 450,000 shares which would be issued upon the exercise of warrants issued to DOOFF LLC in the aggregate amount of 900,000 warrants (Mr. Perellis owns 50% of the membership interest in DOOFF LLC), and (c) 300,000 shares which would be issued upon the exercise of stock options issued to Mr. Perellis as a director of the Company.

(3) Consists of (a) 5,403,168 shares of the Company's common stock owned by SAC, of which Mr. Fleischman's minor child is the owner of 64% of the outstanding shares, and (b)300,000 shares which would be issued upon the exercise of stock options issued to Mr. Fleischman as a director of the Company.

(4) Percentage is based on the shares of the Company's common stock which would be outstanding upon giving effect to the assumed exercise of the warrants and options referenced above.

Security Ownership of Management

The following table sets forth information with respect to shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned

	        CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

beneficially by all directors, nominees and officers as a group as of March 15, 2001.

                                    Amount and Nature
Name                                  of Beneficial           Percent of
Beneficial Owner                        Ownership                Class

Herbert Wolas                           6,684,054 (1)            27.3% (4)
Martin Perellis                         6,684,054 (2)            27.3% (4)
William O. Fleischman                   5,703,168 (3)            23.7% (4)
Rick Hicks                                300,000                  -
Michael Sayres                            300,000                  -
                                       ----------                -----
All officers and directors as a
  group (5 persons)                    19,671,276                78.3%
                                       ==========                =====

(1) Consists of (a) 5,934,054 share owned by the Wolas Family Limited Partnership. Mr. Wolas' children and a trust for the benefit of his grandchildren, and (b) 450,000 shares which would be issued upon the exercise of warrants issued to DOOFF LLC in the aggregate amount of 900,000 warrants (Mr. Wolas owns 50% of the membership interest in DOOFF LLF.), and (c) 300,000 shares which would be issued upon the exercise of stock options issued to Mr. Wolas as a director of the Company.

(2) Consists of (a) 5,934,054 shares owned by the Perellis 2000 Trust of which Mr. Perellis is a beneficiary, and (b) 450,000 shares which would be issued upon the exercise of warrants issued to DOOFF LLC in the aggregate amount of 900,000 warrants (Mr. Perellis owns 50% of the membership interest in DOOFF LLC), and (c) 300,000 shares which would be issued upon the exercise of stock options issued to Mr. Perellis as a director of the Company.

(3) Consists of (a) 5,403,168 shares of the Company's common stock owned by SAC, of which Mr. Fleischman's minor child is the owner of 64% of the outstanding shares, and (b)300,000 shares which would be issued upon the exercise of stock options issued to Mr. Fleischman as a director of the Company.

(4) Percentage is based on the shares of the Company's common stock which would be outstanding upon giving effect to the assumed exercise of the warrants and options referenced above.

Item 13 - Certain Relationships and Related Transactions

Two directors of the Company, Mr. Herbert Wolas and Mr. Martin Perellis are principals of DOOFF LLC, the Company's secured lender.

	        CAMERA PLATFORMS INTERNATIONAL, INC. AND SUBSIDIARIES

PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The financial statements and financial statement schedules filed as part of this report are listed on the Index to Financial Statements and Schedules on page 16.

               Exhibits
3.1  (1)     Certificate of Incorporation, as amended.
3.2  (2)     By-Laws, as amended.
10.1 (3)     Form of Non-Statutory Stock Option Agreement.
10.2 (4)     Company's 1990 Stock Option Plan.
2.1  (5)     Second Amended Plan of Reorganization dated as of April 17, 2000
21.1         Subsidiaries of Registrant.

(1) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1987.
(2) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1988.
(3) Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1989.
(4)	Incorporated by reference to the Company's Registration Statement
      No. 33-37401 on Form S-8, filed on October 23, 1990.
(5)	Incorporated by reference to the Company's Form 10-K Annual Report for the year ended December 31, 2000.


(b)   Reports on Form 8-K

	The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

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

    Dated:        March 15, 2002
                                         CAMERA PLATFORMS INTERNATIONAL, INC

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


March 15, 2002               Chairman of the Board and Chief Financial Officer
                                         By: S/Herbert Wolas
                                               Herbert Wolas

March 15, 2002               Director, President and Chief Executive Officer.
                                         By: S/Martin Perellis
                                               Martin Perellis

March 15, 2002               Director
                                         By: S/William O. Fleischman
                                               William O. Fleischman

March 15, 2002               Director
                                         By: S/Rick Hicks
                                               Rick Hicks

March 15, 2002               Director
                                         By: S/Michael Sayres
                                               Michael Sayres