Form 10-Q
period 2002-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2002-05-10
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q

[Mark one]
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 20, 2002.

Common Stock $.0005 par value                           23,740,964
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.
                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Consolidated Balance Sheets
              at March 31, 2002, and December 31, 2001                   3

              Consolidated Statements of Operations for the
              Three Months ended March 31, 2002 and 2001                 4

              Consolidated Statements of Cash Flows for the
              Three Months ended March 31, 2002 and 2001                 5

              Notes to Consolidated Unaudited Financial
              Statements                                                 6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        12


PART II.      OTHER INFORMATION                                          13

Item 1        Legal Proceedings                                          13

              Signature Page                                             14

                CAMERA PLATFORMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,   DECEMBER 31,
                                                      2002         2001
	                            ASSETS

Current Assets
Cash                                                 $12,000       $3,000
Accounts receivable, less allowance for
   doubtful accounts of $5,000 in 2001 and 2000       49,000       54,000
Other receivable                                      75,000       75,000
Prepaid expenses                                      42,000       40,000
                                                     -------      -------
        Total current assets                         178,000      172,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance                                           456,000      599,000
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                    $656,000     $793,000
                                                    ========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $57,000      $56,000
Accrued interest                                     127,000       85,000
Accrued expenses                                      34,000       40,000
Accrued taxes                                         65,000       62,000
                                                     -------      -------
         Total current liabilities                   283,000      243,000

Long Term Debt                                     1,732,000    1,702,000

Commitments and Contingencies - Note 7

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,037,000   27,037,000
Accumulated deficit                              (28,408,000) (28,201,000)
                                                 ------------ ------------
Total shareholders' deficit                       (1,359,000)  (1,152,000)
                                                  -----------  -----------
                                                    $656,000     $793,000
                                                  ===========  ===========

     See accompanying notes to consolidated unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

Three months ended                             March 31, 2002   March 31, 2001
Revenues
Revenues from rental operations                      $162,000        $284,000

Expenses
Cost of rental operations                             274,000         298,000
Selling, general and administrative                    52,000          70,000
                                                      -------         -------
                                                      325,000         368,000
                                                      -------         -------
Operating loss                                       (163,000)        (84,000)

Interest expense, net                                 (44,000)        (43,000)
Other income (expenses), net                             --           (12,000)
                                                      -------         -------
Net loss                                            ($207,000)      ($139,000)
                                                    ==========      ==========
Basic and diluted loss per share                      ($0.01)         ($0.01)


Weighted average number of shares outstanding      23,740,964      23,740,964


      See accompanying notes to consolidated unaudited financial statements.

       5                 CAMERA PLATFORMS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

Three months ended                              March 31, 2002  March 31, 2001
OPERATING ACTIVITIES
  Net loss                                          ($207,000)     ($139,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                       143,000        157,000
Changes in assets and liabilities:
  Accounts receivable                                   5,000        (26,000)
  Prepaid expenses and other current assets            (2,000)        (9,000)
  Deposits and other assets                               --          (2,000)
  Accounts payable                                      1,000          3,000
  Accrued liabilities                                  39,000        (21,000)
                                                      --------       --------
Net cash used in operating activities                 (21,000)       (37,000)

INVESTING ACTIVITIES
Purchases of property and equipment                      --          (12,000)
                                                       -------       --------
Net cash used in investing activities                    --          (12,000)

FINANCING ACTIVITIES
Proceeds from borrowings from short-term debt          30,000         56,000
Repayment of borrowings from short-term debt              --         (17,000)
                                                       ------        --------
Net cash provided by financing activities              30,000         39,000

Net increase (decrease) in cash                         9,000        (10,000)
Cash at beginning of period                             3,000         11,000
                                                      -------        -------
Cash at end of period                                 $12,000         $1,000
                                                      =======         ======

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                               $1,300        $42,000
Income taxes                                              --             --


      See accompanying notes to consolidated unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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


2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $2,400 and 6,300 for the quarters ended March 31 2021 and 2001, respectively, and were recorded as part of selling, general and administrative expenses.

Equipment Leases

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

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

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  March 31,      December 31,
                                                    2002           2001

Rental equipment                                $6,417,000       $6,417,000
Machinery and equipment                            348,000          348,000
Leasehold improvements                              63,000           63,000
Furniture and fixtures                              62,000           62,000
Automobiles and trucks                             119,000          119,000
                                                ----------       ----------
                                                $7,009,000       $7,009,000
Less accumulated depreciation and amortization   6,011,000        5,868,000
Less rental asset valuation allowance              542,000          542,000
                                                 ---------        ---------
                                                  $456,000         $599,000
                                                  ========         ========

4. LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company.
The balance outstanding on this line of credit was $232,000 and $202,000 at March 31, 2002 and December 31, 2001, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC. As of March 31, 2002, the Company was $127,000 in arrears in its interest payments to DOOFF, LLC. due under the terms of these loans.

5. INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At March 31, 2002, the Company has net operating loss-carry forwards of approximately $24 million for federal tax purposes, which expire from 2006 to 2021. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $3 million for California tax purposes, which expire from 2002 to 2006.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


At March 31, 2002, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets, and the fact that the gain on restructuring of debt recorded in 2000 was not taxable.

6. COMMON STOCK AND STOCK OPTIONS

Stock options to purchase shares of common stock were granted to certain officers, key employees and consultants as follows:

                                                Options Outstanding
                                            Shares     Weighted Avg. Exercise
                                                               Price

Outstanding at January 1, 2000            1,531,000            $0.20
Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                      (431,000)           $0.09
                                          ----------           -----
Outstanding at December 31, 2000          1,100,000            $0.25

Granted                                   1,500,000            $0.11
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ---------            -----
Outstanding at December 31, 2001
   and March 31, 2002                     2,600,000            $0.17
                                          =========            =====

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

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

7. COMMITMENTS AND CONTINGENCIES

Lease

On January 2, 2001, the Company entered into a lease for its premises that expires June 30, 2002. The lease of $12,000 per month includes a five year option which increases the monthly rent to $12,333.

Litigation and Assessment

On February 26, 2002, the State of California Board of Equilization issued an assessment in the amount of $279,261. This assessment mainly relates to the disposal of assets that were foreclosed upon by a secured creditor prior to the Company's bankruptcy. Management believes the remainded of the claims either was included in the pre-bankruptcy liabilities, which are accrued for and still subject to payment, or is barred by federal statute.


8. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during 2001, 2000, or 1999. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of March 31, 2002 and December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $18,000 and $48,000 of undrawn funds available at March 31, 2002 and December 31, 2001 respectively. In addition, the Company failed to make interest payments totaling $127,000 to DOOFF, LLC. The Company is negotiating the terms of its credit line with DOOFF, LLC to increase the amount of funds available. It is expected, but not certain, that ongoing operations together with funds available under this credit line and the anticipated increase in credit line availability will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations.

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

RESULTS OF OPERATIONS

The following analysis compares the three months ended March 31, 2002 with the three months ended March 31, 2001.


The Company's revenue for the first quarter decreased by 43% compared with the
same period of 2001.   Camera car rentals decreased by 41%.  Dolly and crane
rentals decreased by 46%. Revenue decrease is a result of two major items. Rentals for the first quarter of 2001 were inflated because of the potential SAG strike which never occurred. Rentals for the first quarter of 2002 are still being impacted by the terrorist attack on September 11, 2001.

The gross margin on camera car rentals decreased by 60%, due to lower rentals. The gross margin on dolly and crane rentals decreased by 21%, reflecting lower revenues.

Selling expenses decreased 67%, and general and administrative expenses decreased approximately 25%. The reductions in general and administrative expenses reflected lower insurance, legal, accounting, and personnel expenses.

The net loss for the quarter was $207,000 compared with a loss of $139,000 for the same period of 2001.

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

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   April 23, 2002                 Martin Perellis
                                       Chief Executive Officer

                                       /s/ Herbert Wolas

Date:   April 23, 2002                 Herbert Wolas
                                       Chairman of the Board and
                                       Chief Financial Officer