Form 10-Q
period 2002-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2002-08-12
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q

[Mark one]
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 2002.

Common Stock $.0005 par value                           23,740,964
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.
                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Consolidated Balance Sheets
              at June 30, 2002, and December 31, 2001                    3

              Consolidated Statements of Operations for the
              Three Months ended June 30, 2002 and 2001 and the
              Six Months ended June 30, 2002 and 2001                    4

              Consolidated Statements of Cash Flows for the
              Six Months ended June 30, 2002 and 2001                    5

              Notes to Consolidated Unaudited Financial
              Statements                                                 6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11


PART II.      OTHER INFORMATION                                          12

Item 1        Legal Proceedings                                          12

              Signature Page                                             13

                CAMERA PLATFORMS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS

                                                    June 30,   DECEMBER 31,
                                                      2002         2001
                                                  (unaudited)
	                            ASSETS

Current Assets
Cash                                                  $4,000       $3,000
Accounts receivable, less allowance for
   doubtful accounts of $5,000 in 2002 and 2001       34,000       54,000
Other receivable                                         -         75,000
Prepaid expenses                                      38,000       40,000
                                                     -------      -------
        Total current assets                          76,000      172,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                           313,000      599,000
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                    $411,000     $793,000
                                                    ========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $57,000      $56,000
Accrued interest                                     103,000       85,000
Accrued expenses                                      25,000       40,000
Accrued taxes                                         54,000       62,000
                                                     -------      -------
         Total current liabilities                   239,000      243,000

Long Term Debt                                     1,753,000    1,702,000

Commitments and Contingencies - Note 6

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,037,000   27,037,000
Accumulated deficit                              (28,630,000) (28,201,000)
                                                 ------------ ------------
Total shareholders' deficit                       (1,581,000)  (1,152,000)
                                                  -----------  -----------
                                                    $411,000     $793,000
                                                  ===========  ===========

     See accompanying notes to consolidated unaudited financial statements.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                  Three months ended        Six months ended
                                       June 30,                 June 30,
                                   2002        2001        2002       2001


Revenues

Revenues from rental operations   $168,000    $279,000    $330,000    $563,000

Expenses

Cost of rental operations          278,000     307,000     552,000     606,000
Selling, general and
    administrative                  66,000      71,000     117,000     144,000
                                   -------     -------     -------     -------
                                   344,000     378,000     669,000     750,000

Operating loss                    (176,000)    (99,000)   (339,000)   (187,000)

Interest expense, net               46,000      41,000      90,000      84,000
Other income (expense), net            -         3,000        -         (8,000)
                                  ---------   ---------   ---------   ---------
Net loss                         ($222,000)  ($137,000)  ($429,000)  ($279,000)
                                  =========   =========   =========   =========

Basic and diluted loss per share    ($0.01)     ($0.01)     ($0.01)     ($0.01)

Weighted average number of
  shares outstanding            23,740,964  23,740,964  23,740,964  23,740,964

      See accompanying notes to consolidated unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

Six months ended                               June 30, 2002   June 30, 2001
OPERATING ACTIVITIES
  Net loss                                          ($429,000)     ($279,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                       286,000        311,000
Changes in assets and liabilities:
  Accounts and other receivable                        95,000          6,000
  Prepaid expenses                                      2,000         (3,000)
  Deposits and other assets                               --          (2,000)
  Accounts payable                                      1,000        (19,000)
  Accrued liabilities                                  (5,000)       (39,000)
                                                      --------       --------
Net cash used in operating activities                 (50,000)       (25,000)

INVESTING ACTIVITIES
Purchases of property and equipment                      --          (28,000)
                                                       -------       --------
Net cash used in investing activities                    --          (28,000)

FINANCING ACTIVITIES
Proceeds from borrowings from short-term debt          51,000         80,000
Repayment of borrowings from short-term debt              --         (22,000)
                                                       ------        --------
Net cash provided by financing activities              51,000         58,000

Net increase (decrease) in cash                         1,000          5,000
Cash at beginning of period                             3,000         11,000
                                                      -------        -------
Cash at end of period                                  $4,000        $16,000
                                                      =======         ======

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                              $72,000        $97,000
Income taxes                                              --          $1,000


      See accompanying notes to consolidated unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company's losses, negative cash flows from operations and its working capital deficit raise substantial doubt about the Company's ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, an additional
cash infusion.   Management believes that credit provided by DOOFF LLC.
should provide the additional cash required for the Company's operations and the meeting of its obligations.


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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $5,000 and $16,000 for the six months ended June 30, 2002 and 2001, respectively, and were recorded as part of selling, general and administrative expenses.

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

New Accounting Standards

In 2001, the Company adopted SFAS No. 140, "Accounting for Transfer and Services of Financial Assets and Extinguishment of Liabilities", and FASB No. 141, "Business Combinations" with no material impact on the consolidated financial statements.

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

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  June 30,      December 31,
                                                    2002           2001

Rental equipment                                $6,417,000       $6,417,000
Machinery and equipment                            348,000          348,000
Leasehold improvements                              63,000           63,000
Furniture and fixtures                              62,000           62,000
Automobiles and trucks                             119,000          119,000
                                                ----------       ----------
                                                $7,009,000       $7,009,000
Less accumulated depreciation and amortization   6,154,000        5,868,000
Less rental asset valuation allowance              542,000          542,000
                                                 ---------        ---------
                                                  $313,000         $599,000
                                                  ========         ========

4. LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company.
The balance outstanding on this line of credit was $253,000 and $202,000 at June 30, 2002 and December 31, 2001, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC. As of June 30, 2002, the Company was $103,000 in arrears in its interest payments to DOOFF, LLC. due under the terms of these loans.

5. INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At June 30, 2002, the Company has net operating loss-carry forwards of approximately $24 million for federal tax purposes, which expire from 2006 to 2021. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $3 million for California tax purposes, which expire from 2002 to 2006.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


At June 30, 2002, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

6. COMMITMENTS AND CONTINGENCIES

Lease

On January 2, 2001, the Company entered into a lease for its premises that originally expired June 30, 2002. The Company exercised a five year option extending the lease to June 30, 2007. The monthly rent is $12,333.

Litigation and Assessment

On February 26, 2002, the State of California Board of Equilization issued an assessment in the amount of $279,261. This assessment mainly related to the disposal of assets that were foreclosed upon by a secured creditor prior to the Company's bankruptcy. On July 16, 2002, the Company received an Adjusted Field Billing Order which eliminated all liabilities related to the original assessment.

7. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the six months ending June 30, 2002 and 2001. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of June 30, 2002 and December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had overdrawn the line of credit by $3,000 as of June 30, 2002. At December 31, 2001 there were undrawn funds available of $48,000. In addition, the Company has failed to make interest
payments totaling $103,000 to DOOFF, LLC.   It is expected, but not certain,
that ongoing operations together with an anticipated increase in credit line availability will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations.

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

RESULTS OF OPERATIONS

The following analysis compares the three months ended June 30, 2002 with the three months ended June 30, 2001, and the six months ended June 30, 2002 with the six months ended June 30, 2001.

Second quarter 2002 results compared with second quarter 2001

The Company's revenues continue to be hurt by so-called "runaway production", the trend of productions going outside of Southern California, taking advantage of lower costs and advantageous tax laws.

The Company's revenue for the second quarter decreased by 40% compared
with the same period of 2001.   Camera car rentals decreased by 32%.
Dolly and crane rentals decreased 37%. Akela crane rentals decreased 77% from $39,000 to $9,000.

The gross margin on camera car rentals decreased by 42%. Costs were down by $18,000, but did not offset the effect of the reduction in gross revenues. The gross margin on dolly and crane rentals decreased 36%, and the gross margin on Akela crane rentals decreased 31%, reflecting lower revenues and similar operating expenses.

Selling expenses decreased 76%, and general and administrative expenses decreased by 1%. Lower payroll expenses were offset by increases in legal and accounting expenses.

The net loss for the quarter was $222,000 compared with a loss of $137,000 for the same period of 2001. Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) was ($33,000) for the quarter ended June 30, 2002 compared to $58,000 quarter ended June
30, 2001.

Six months ended June 30, 2002 results compared with six months ended June 30, 2001

The Company's year-to-date revenue through the second quarter decreased by
41% compared with the same period of 2001.   Camera car rentals decreased by
37%. Dolly and crane rentals decreased by 38%. Akela crane rentals decreased by 66%.

The gross margin on camera car rentals decreased by 51%. Lower personnel and decreases in fixed expenses were insufficient to offset the lower revenues. The gross margin on dolly and crane rentals decreased 37%.
The gross margin on Akela rentals decreased 25%, both due primarily to the decrease in revenues.

Selling expenses decreased 71%, and general and administrative expenses decreased approximately 12%, from $128,000 to $112,000 in 2002. The reductions in general and administrative expenses reflected lower personnel and operating expenses offset by higher legal and accounting costs.

The year-to-date net loss was $429,000 compared with $279,000 for the same period of 2001. Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) was ($53,000) for the six months ended June 30, 2002 compared to $116,000 in the same period of 2001.

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

The Company filed no reports on Form 8-K during the quarter ended
June 30, 2002.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   July 26, 2002                  Martin Perellis
                                       Chief Executive Officer

                                       /s/ Herbert Wolas

Date:   July 26, 2002                  Herbert Wolas
                                       Chairman of the Board and
                                       Chief Financial Officer