Form 10-Q
period 2002-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2002-11-01
CIK 775714

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                           FORM 10-Q

[Mark one]
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2002.
    Common Stock $.0005 par value                          23,740,964
               (Class)	                              (Number of shares)

                CAMERA PLATFORMS INTERNATIONAL, INC.
                              INDEX

                                                           Page Number

PART I.   FINANCIAL INFORMATION:

Item 1.	Financial Statements:

   Statement of Financial Position
     at September 30, 2002 and December 31, 2001                  3

   Statement of Operations for the
     Three Months ended September 30, 2002 and 2001, and
     the Nine Months ended September 30, 2002 and 2001            4

   Statement of Cash Flows for the
     Nine Months ended September 30, 2002 and 2001                5

   Notes to Unaudited Financial Statements                        6

Item 2.	Management's Discussion and Analysis of Financial
   Condition and Results of Operations                           10


PART II.   OTHER INFORMATION                                     12

           Signature Page                                        12

           Certifications                                        13

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                      STATEMENT OF FINANCIAL POSITION

                                              September 30,         December 31,
                                                   2002                 2001
                                              (Unaudited)            (Audited)

                                 ASSETS
Current Assets
    Cash                                                $1,000             $ 3,000
    Accounts receivable, less allowance
       for doubtful accounts of $5,000 in 2002
       and $5,000 in 2001                               61,000              54,000
    Other receivables                                      -                75,000
    Prepaid expenses                                    30,000              40,000
                                                       -------             -------

            Total current assets                        92,000             172,000

Property and equipment, net of depreciation,
    amortization and rental asset
    valuation allowance                                168,000             599,000
Deposits and other non current assets                   22,000              22,000
                                                       -------             -------
            Total Assets                            $  282,000            $793,000
                                                    ==========          ==========


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                   $38,000             $56,000
    Accrued liabilities                                142,000              85,000
    Accrued expenses                                    31,000              40,000
    Accrued taxes                                       54,000              62,000
                                                       -------             -------
            Total current liabilities                  265,000             243,000

Long Term Debt                                       1,746,000           1,702,000

Shareholders' Deficit
    Common stock - $.0005 par value; 100,000,000
    shares authorized; shares issued
    and outstanding: 23,740,964                         12,000              12,000
    Additional paid-in capital                      27,037,000          27,037,000
    Accumulated deficit                            (28,778,000)        (28,201,000)
                                                   ------------        ------------
            Total shareholders' deficit             (1,729,000)         (1,152,000)
                                                      ---------        ------------
            Total liabilities and
                shareholders' deficit                 $282,000            $793,000
                                                    ==========          ==========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENT OF OPERATIONS
                               (Unaudited)

                                               Three months ended           Nine months ended
                                                  September 30,               September 30,
                                               2002           2001           2002         2001
Revenues

    Rentals                                     237,000        185,000        567,000      748,000

Expenses

    Cost of rental operations                   288,000        292,000        840,000      898,000
    Selling, general and administrative          52,000         63,000        169,000      207,000
                                                -------        -------        -------      -------
                                                340,000        355,000      1,009,000    1,105,000
                                                -------        -------      ---------    ---------

Operating (loss)                               (103,000)      (170,000)      (442,000)    (357,000)
Interest expense, net                           (44,000)       (42,000)      (134,000)    (126,000)
Other income (expense), net                      (1,000)       115,000         (1,000)     107,000
	                                        -------        -------        -------      -------
Net (loss)                                    ($148,000)      ($97,000)     ($577,000)   ($376,000)
                                              ==========      =========     ==========   ==========


Basic and diluted loss per share                 ($0.01)        ($0.00)        ($0.02)     ($0.02)



Weighted average number of
  shares outstanding                         23,740,964      23,740,964    23,740,964   23,740,964


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENT OF CASH FLOWS
                               (Unaudited)

Nine months ended	                            September 30, 2002       September 30, 2001
OPERATING ACTIVITIES
Net loss                                               ($577,000)               ($376,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:

       Depreciation and amortization                     431,000                  461,000
       Gain on asset disposal                               -                    (134,000)
       Changes in assets and liabilities:
       Accounts receivable                                68,000                 (150,000)
       Prepaid expenses                                   10,000                    1,000
       Deposits and noncurrent assets                       -                      (2,000)
       Accounts payable                                  (18,000)                   3,000
       Other current liabilities                          40,000                  (6,000)
                                                         --------                ---------

Net cash provided by (used in) operating activities      (46,000)                (203,000)


INVESTING ACTIVITIES
       Purchases of property and equipment                  -                     (50,000)
       Proceeds from asset disposal                         -                     150,000
                                                         -------                  -------
      Net cash provided by investing activities             -                     100,000

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt                 51,000                  115,000
Principal payments on long-term debt                       (7,000)                 (22,000)
                                                         --------                 --------
Net cash provided by financing activities                  44,000                   93,000
                                                         --------                 --------

Net (decrease) in cash                                     (2,000)                 (10,000)
Cash at beginning of year                                   3,000                   11,000
                                                           ------                   ------
Cash at end of period                                      $1,000                   $1,000
                                                           ======                  =======



Supplemental disclosure of cash flow information
      Cash paid during the period for:
           Interest                                      $77,000                 $101,000
           Income taxes	                                    ---                     1,000

                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.
For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations and the realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Companyis unable to continue as a going concern.

The Company's losses, negative cash flows from operations and its working capital deficit raise substantial doubt about the Company's ability to continue as a going conern and the appropriateness of using the going concern basis, which is dependent upon, among other things, an additional cash infusion. Management believes that, in the near term, credit provided by DOOFF LLC. should provide the additional cash required for the Company's operations and meeting of its obligations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


<PAGE 7>
                     CAMERA PLATFORMS INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - PROPERTY AND EQUIPMENT

                                                   September 30,     December 31
                                                       2002             2001
Equipment available for lease	                        $6,417,000      $6,417,000
Machinery and equipment                                  348,000         348,000
Leasehold improvements                                    63,000          63,000
Furniture and fixtures                                    62,000          62,000
Automobiles and trucks                                   119,000         119,000
                                                       ---------       ---------
                                                       7,009,000       7,009,000
Less accumulated depreciation and amortization         6,299,000       5,868,000
Less rental asset valuation allowance                    542,000         542,000
                                                       ---------       ---------
                                                        $168,000        $599,000
                                                       =========       =========

NOTE 4 - LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $246,000 and $202,000 at September 30, 2002 and December 31, 2001, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC.

NOTE 5 - INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At September 30, 2002, the Company has net operating loss-carry forwards of approximately $24 million for federal tax purposes, which expire from 2006 to 2021. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $3 million for California tax purposes, which expire from 2002 to 2006.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (Continued)

At September 30, 2002, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8 million.
For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease

The Company leases its premises under terms of a lease which expires June 30, 2007, with monthly rent of $12,333.

NOTE 7 - SALES TO MAJOR CUSTOMERS, GEOGRAPHIC AREAS, AND CONCENTRATION

No revenue derived from a single customer accounted for more than ten percent of total revenue during the first three quarters of 2000 or 2001. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

Note 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of September 30, 2002 and December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $4,000 and $48,000 of undrawn funds available at September 30, 2002 and December 31, 2001 respectively. In addition, the Company has failed to make interest payments totalling $142,000 to DOOFF, LLC. It is expected, but not certain, that in the near term, ongoing operations together with funds available under this credit line will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations and seek protection under the federal Bankrupcty Code.

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

                 CAMERA PLATFORMS INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Unaudited)


RESULTS OF OPERATIONS

The following analysis compares the three months ended September 30, 2002, with the three months ended September 30, 2001, and the nine months ended September 30, 2002 with the nine months ended September 30, 2001.

Third quarter 2002 results compared with third quarter 2001

The Company's revenue for the third quarter increased by 28% compared with
the same period of 2001.   Camera car and crane rentals increased while
Akela crane rentals continued to decrease.

The gross margin increased by 86% on camera car rentals. Costs for camera cars remained stable over an increased revenue base. The negative gross margin on dollies and cranes decreased by 20%, also because of the increase in gross revenues. The gross margin on Akela rentals remained substantially unchanged.

Selling expenses decreased 66%, and general and administrative expenses decreased 10% in 2002. The reduction in selling expenses was primarily due to a decrease in expenditures on brochures. The reductions in general and administrative expenses reflected additional cost cutting measures.

The net loss for the quarter was $148,000 compared with a loss of $97,000 for the same period of 2001. The operating losses in the third quarter of 2001 were offset by a one-time gain of $115,000. Earnings before interest, taxes, depreciation and amortization (EBITDA) was $94,000 for the quarter ended September 30, 2001 compared to $42,000 in the current quarter.

Nine months ended September 30, 2002 results compared with nine months nine months ended September 30, 2001

The Company's year-to-date revenues through the third quarter decreased by 24%
compared with the same period of 2001.   Decreases were across the board:
Camera car rentals have decrease by 18%; dolly and crane rentals have decreased by 21%; Akela rentals have decreased by 56%.

The gross margins decreased by 25% on camera car rentals. The negative gross margins for dolly and cranes and Akela rentals increased by 15% for both dolly and crane and Akela rentals. The gross margin decreases were due primarily to lower revenues.

Selling expenses decreased 69%, and general and administrative expenses decreased approximately 11% in 2002. The reduction in selling expenses is due primarily to a reduction in printing and trade shows exenses. The reductions in general and administrative expenses reflected lower personnel expenses offset by higher legal, accounting and insurance expenses.

The year-to-date net loss was $577,000 compared with $376,000 for the same period of 2001. Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) were $(12,000) for the nine months ended September 30, 2002 compared to $211,000 in the same period of 2001.

Inflation

Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in the next twelve months.

PART II - OTHER INFORMATION

Item 1.	Litigation.

The Company is not party to any litigation.

Item 6.	Exhibits and Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended
September 30, 2002.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                            /s/ Martin Perellis

Date:   October 22, 2002                    	Martin Perellis
                                                President and
                                                Chief Executive Officer

                                            /s/ Herbert Wolas

Date:   October 22, 2002	                  Herbert Wolas
                                                Chairman of the Board and
                                                Chief Financial Officer

                               CERTIFICATIONS

I, Herbert Wolas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Camera Platforms, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of theis quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiences in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 22, 2002                           By: /s/ Herbert Wolas


                                           _____________________
                                           Herbert Wolas
                                           Chairman of the Board, and
                                           Chief Financial Officer

                               CERTIFICATIONS

I, Martin Perellis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Camera Platforms, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of theis quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiences in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 22, 2002                           By: /s/ Martin Perellis


                                           _____________________
                                           Martin Perellis,
                                           President
                                           and Chief Executive Officer