Form 10-K
period 2002-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2003-03-11
CIK 775714

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM  10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
For the fiscal year ended December 31, 2002
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 10, 2003 was $356,000 (based on the average bid and asked price of Common Stock in the over-the-counter market on that date).

23,740,964 shares of registrant's Common Stock, $.0005 par value, were outstanding on March 10, 2003.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                                CONTENTS

                                                                Page


PART I

Item 1.     BUSINESS                                              3

Item 2.     PROPERTIES                                            7

Item 3.     LEGAL PROCEEDINGS                                     7

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   7

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS                       7

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA                  8

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                           10

Item 7a     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                          11

Item 8.     FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                                   13

Item 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
            DISCLOSURES                                          28

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT                                           28

Item 11.    EXECUTIVE COMPENSATION                               29

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                       30

Item 13.	CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                         30

ITEM 14.    CONTROLS AND PROCEDURES                              32

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K                              32


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

General

Shotmaker equipment has been used to film many of the top recent U.S. movies. A partial list includes DAREDEVIL, TERMINATOR 3, CHARLIE'S ANGELS 2, LEGALLY BLONDE 2, and SPIDERMAN. In addition, a number of prime time television programs and series use Shotmaker equipment such as SCRUBS, FEAR FACTOR, AMERICAN IDOL, C.S.I., AND J.A.G.

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

The Shotmaker Elite Plus. In 2001 the Company converted an Elite camera car to an Elite Plus camera car. A 200-amp AC fuel injected generator had replaced the out-dated 500-amp DC generator and the 200-amp DC battery pack. To lighten the car, the electric drive motor and rear steering capability was removed. With the removal of these items the Elite Plus is more stabile and responsive. The entire suspension system was modified to make for a smoother ride. The Elite Plus still has the two-man or remote camera crane arm with a maximum height of 23 feet and a front-mounted hydraulic platform that rises to 12 feet in height.

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

The Shotmaker Classic. Each Classic built by the Company has an auxiliary camera platform that can be mounted on the front or sides of the Classic. These cars do not have a built-in crane arm, but a standard portable crane can be used on each vehicle. The Classic has three axles and air suspension for a smooth and steady ride. The Classics also have independent 70-200-amp
AC/DC generators. The Classic has a self- leveling suspension system that provides added stability. The Classic weighs approximately 11,000 lbs and is approximately 22 feet in length.

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

Akela Cranes.  Akela cranes are the longest and highest cranes available.
The Akela comes in three versions: Akela Plus (97' length), Akela Sr. (57' to 84') and Akela Jr. (41' to 62'). The Akela offers the versatility of going from ground level to six stories high in a single move, and substitutes for many helicopter shots. The Company has seven Akela cranes in its rental inventory. The cranes are located in California, Canada, and France.

Enlouva Cranes. In late 1996, the Company acquired exclusive worldwide rights
to manufacture, lease and sell Enlouva cranes.   Enlouva cranes are used for
shots with remote heads allowing cameras to be controlled by an operator on the ground. The Enlouva crane is a streamlined, compact crane that incorporates a number of revolutionary design features. Manufactured from aircraft quality aluminum, it is extremely lightweight, completely modular, and can be assembled by two people in less than 15 minutes without tools. It is highly stable and has a maximum lens height of over 26 feet. With a minimum overhead clearance of less than seven feet, the unit can be used in areas inaccessible to other cranes. It supports all 35mm, 16mm and video cameras, and can be used in combination with most dolly and track systems, camera cars, boats and trains.
A small number of Enlouva III's are currently available for rent through the Company's competitors or individual camera operators or grips. The Enlouva IV incorporates a number of design improvements including a lighter fulcrum, improved brakes, a smaller profile and an easier transport system. The Company has completed the manufacturing of thirteen of these new generation of cranes. The Company has eight Enlouva IV cranes in its rental fleet.

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

The former owners of the Akela crane have built a competitive crane called the Strada with essentially the same characteristics as the Akela Senior. The introduction and marketing of the Strada has been a significant factor in the reduction in Akela crane revenues.

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

Employees. 	The Company had 5 employees at March 10, 2003.  The Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

Item 2 - Properties

The Company's principal executive offices and place of business are located at 10909 Vanowen Street, North Hollywood, California 91605. The premises are leased and subleased from unaffiliated third parties for a gross rent of $154,000 per year, including common area maintenance and utilities, property tax, and insurance. The Company's lease expires on June 30, 2007.

Item 3 - Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the over-the-counter market under the symbol "CPFR". The table below sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

        Period                                                     High  Low
        ------                                                     ----  ----
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

2002: 1st Quarter................................................ .0400 .0400
      2nd Quarter................................................ .1800 .0400
      3rd Quarter................................................ .0800 .0100
      4th Quarter................................................ .0200 .0100

2003  1st Quarter................................................ .0200 .0100

                   CAMERA PLATFORMS INTERNATIONAL, INC.

As of March 10, 2003, there were approximately 1500 beneficial owners of 23,740,964 outstanding shares of the Company's common stock, held by approximately 504 shareholders of record.

The Company has not paid a dividend on its common stock since inception.

Item 6 - Selected Consolidated Financial Data

Year ended 12/31                2002          2001            2000          1999          1998
----------------          ----------      ----------     ----------    ----------    ----------
Revenues                    $784,000        $918,000     $1,069,000    $1,712,000    $2,245,000
Net Profit (loss)           (756,000)       (669,000)       907,000    (1,644,000)   (4,551,000)
Total assets                 106,000         793,000      1,291,000     1,971,000     3,249,000
Long-term debt             1,725,000       1,702,000      1,572,000     1,500,000     6,231,000
Net  income (loss) per
 share of common stock       ($0.03)         ($0.03)         $0.05        ($0.12)       ($0.35)

                             CAMERA PLATFORMS INTERNATIONAL, INC.
                           CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
                                           (Unaudited)

                               Quarter ended            Quarter ended           Quarter ended            Quarter ended
                                  March 31,                June 30,             September 30,            December 31,
                              2002       2001          2002      2001          2002       2001          2002      2001
                            --------------------     --------------------     --------------------     --------------------
Revenues                    $162,000    $284,000     $168,000    $279,000     $237,000    $185,000     $217,000    $170,000
Cost of sales and rentals    274,000     298,000      278,000     307,000      288,000     292,000      288,000     269,000
Selling, general and
 administrative               51,000      70,000       66,000      71,000       52,000      63,000       68,000      79,000
                            --------    --------     --------    --------     --------    --------     --------    --------

Operating (loss)            (163,000)    (84,000)    (176,000)    (99,000)    (103,000)   (170,000)    (139,000)   (178,000)

Interest  expense, net       (44,000)    (43,000)     (46,000)    (41,000)     (44,000)    (42,000)     (45,000)    (44,000)
Impairment loss on
   long-lived assets             -           -           -            -            -           -            -         -
Other income
   (expense), net                -       (12,000)        -          3,000       (1,000)    115,000        5,000   (74,000)
                           ----------  ----------   ----------  ----------    ---------    --------   ---------- ----------
Net income (loss)          ($207,000)  ($139,000)   ($222,000)  ($137,000)   ($148,000)   ($97,000)   ($179,000) ($296,000)
                           ==========  ==========   ==========  ==========    =========    ========   ========== ==========
Net (loss) per share
   of common stock            ($0.01)     ($0.01)      ($0.01)     ($0.01)      ($0.01)     ($0.00)      ($0.00)   ($0.01)
Weighted average number
  of shares outstanding   23,740,964  23,740,964   23,740,964  23,740,764   23,740,964  23,740,964   23,740,964  23,740,964

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

Overview

The Notes to the Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $25,000 and $48,000 of undrawn funds available at December 31, 2002 and December 31, 2001 respectively. In addition, the Company has failed to make interest payments totaling $167,000 to DOOFF, LLC. It is expected, but not certain, that ongoing operations together with funds available under this credit line will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations.

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

Results of Operations

2002 versus 2001

In 2002, revenues decreased by $134,000, or approximately 15%, as compared with 2001. The largest decrease, $52,000 is attributable to reduced rental days for the Company's Akela cranes. Beginning in 2001, the individuals from whom the Company acquired the Akela cranes have introduced and marketed for rental new cranes which compete directly with the Akela. In addition, continued "runaway production", that is, production moving outside the United States, has particularly affected the Company's Akela rentals. Although located throughout the United States, the cranes are difficult and expensive to move to a remote location for a single production usage. In addition to the reduced revenues from Akela crane rentals, dolly and standard crane rentals also declined by $35,000, or about 17%.

Costs of rentals decreased by 3%, due primarily to lower depreciation expense. The gross negative margin decreased by 38% as primarily fixed costs were applied to a reduced revenue base.

Selling, general and administrative expenses decreased by $46,000 from 2001, primarily due to reduced payroll.

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

                CAMERA PLATFORMS INTERNATIONAL, INC.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

The Company owns no financial instruments or other assets, nor has it entered into any contracts or commitments, which would expose it to market risks such as interest rate risk, foreign currency exchange rate risk or commodity price risk as required to be disclosed pursuant to Regulation S-K, Item 305, of the 1934 Securities Exchange Act, as amended.

Item 8 - Financial Statements and Supplementary Data

       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                    Page

Independent Auditors' Report                                         14

Balance Sheets at
December 31, 2002 and 2001                                           15

Statements of Operations for the Years Ended
December 31, 2002, 2001 and 2000                                     16

Statements of Cash Flows for the Years Ended
December 31, 2002, 2001 and 2000                                     17

Statement of Shareholders' Deficit for the Years
ended December 31, 2002, 2001 and 2000                               19

Notes to Financial Statements                                        20

Schedule II - Valuation and Qualifying Accounts for the
   Years Ended December 31, 2002, 2001 and 2000                      27




ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Camera Platforms International, Inc.

We have audited the accompanying balance sheets of Camera
Platforms International, Inc. (the "Company") as of
December 31, 2002 and 2001, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Camera Platforms International, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited the Schedules of Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2002. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
January 21, 2003

                  CAMERA PLATFORMS INTERNATIONAL, INC.
                              BALANCE SHEETS
                         December 31, 2002 and 2001

                                                      2002         2001
	                            ASSETS

Current Assets
Cash                                                  $2,000      $ 3,000
Accounts receivable, less allowance for doubtful
accounts of $5,000 in 2002 and 2001                   36,000       54,000
Other receivable - Note 3                                -         75,000
Prepaid expenses                                      20,000       40,000
                                                     -------      -------

        Total current assets                          58,000      172,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                   26,000      599,000
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                    $106,000     $793,000
                                                    ========   ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $43,000      $56,000
Accrued interest - Note 4                            167,000       85,000
Accrued expenses                                      35,000       40,000
Accrued taxes                                         44,000       62,000
                                                     -------      -------

         Total current liabilities                   289,000      243,000

Long Term Debt - Related Party - Note 4            1,725,000    1,702,000

Commitments and Contingencies - Note 7

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding - Notes 1 and 6                       12,000       12,000
Additional paid-in capital                        27,037,000   27,037,000
Accumulated deficit                              (28,957,000) (28,201,000)
                                                 ------------ ------------

Total shareholders' equity (deficit)              (1,908,000)  (1,152,000)
                                                  -----------  -----------

                                                    $106,000      793,000
                                                  ===========  ===========

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

<PAGE 16>
                    CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
             For the Years ended December 31, 2002, 2001 and 2000

                                              2002             2001             2000
Revenues
Revenues from rental operations              $784,000         $918,000      $1,059,000
Net product sales                               --               --             10,000
                                             --------       ----------      ----------
                                              784,000          918,000       1,069,000

Expenses
Cost of rental operations                   1,128,000        1,166,000       1,238,000
Cost of sales                                   --               --              1,000
Selling, general and administrative           237,000          283,000         369,000
                                            ---------        ---------       ---------
                                            1,365,000        1,449,000       1,608,000

Operating loss                               (581,000)        (531,000)       (539,000)
Interest expense, net                        (179,000)        (170,000)       (168,000)
Other income (expense), net                     4,000           32,000        (254,000)

Loss from continuing operations              (756,000)        (669,000)       (961,000)
                                             ---------        ---------     -----------
Net income (loss) from
  discontinued operations, Note 10              --               --            235,000

Loss before extraordinary item               (756,000)        (669,000)       (726,000)
Extraordinary item, Note 1                      --               --          1,633,000
                                            ----------       ---------     ------------
Net income (loss)                           ($756,000)       ($669,000)       $907,000
                                            ==========        ========     ============

Basic and diluted income (loss) per share:

Loss from continuing operations                ($0.03)          ($0.03)         ($0.05)
Extraordinary item                                --               --             0.09
Income (loss) from discontinued operations        --               --             0.01
                                               -------          -------         -------
Net income (loss)                              ($0.03)          ($0.03)         ($0.05)
                                               =======          =======         =======

Weighted average shares outstanding        23,740,964       23,740,964       18,850,225

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                   CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
           For the Years ended December 31, 2002, 2001 and 2000

                                                      2002           2001           2000
OPERATING ACTIVITIES
   Net income (loss)                               ($756,000)     ($669,000)      $907,000
      Adjustments to reconcile net income
      (loss) to net cash used in operating
      activities:
      Depreciation and amortization                  573,000        607,000        647,000
      (Gain) loss on disposal of equipment              --          (60,000)        19,000
      Gain on bankruptcy restructuring                  --             --       (1,633,000)
      Changes in assets and liabilities:
   Accounts and other receivables                     93,000          6,000          --
   Net investment in lease and
      installment sale                                  --             --           34,000
   Prepaid expenses                                   20,000        (10,000)        14,000
   Deposits and other assets                             --          (2,000)       (10,000)
   Accounts payable                                  (13,000)         6,000         28,000
   Accrued interest                                   82,000         71,000         14,000
   Deferred revenue                                     --             --           (6,000)
   Customer deposits                                    --             --            4,000
   Other current liabilities                         (23,000)       (36,000)      (119,000)
   Liabilities subject to compromise                    --             --          (53,000)
                                                    ---------       --------      ---------
Net cash used in operating activities                (24,000)       (87,000)       (48,000)

INVESTING ACTIVITIES
Proceeds from sale of property
    and equipment                                       --             --            2,000
Purchases of property and equipment                     --          (51,000)       (24,000)
                                                     --------       --------       -------
Net cash (used in)
   investing activities                                 --          (51,000)       (22,000)

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                   CAMERA PLATFORMS INTERNATIONAL, INC.
                   STATEMENTS OF CASH FLOWS, continued
           For the Years ended December 31, 2002, 2001 and 2000

<CAPTIONS>

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt            51,000        152,000        165,000
Principal payments on long-term debt                 (28,000)       (22,000)       (93,000)
                                                     -------        -------        --------
Net cash provided by financing activities             23,000        130,000         72,000

Net increase (decrease) in cash                       (1,000)        (8,000)         2,000

Cash at beginning of year                              3,000         11,000          9,000
                                                     -------        -------        --------
Cash at end of year                                   $2,000         $3,000        $11,000

Supplemental disclosure of cash flow information

Cash paid during the year for:

Interest                                             $97,000        $99,000       $191,000
Income taxes                                          $1,000         $1,000         $1,000

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                       CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Years ended December 31, 2002, 2001 and 2000

                                      Number of    Common     Paid-in     Accumulated
                                        Shares      Stock      Capital       Deficit         Total

Balance at
  December 31, 2000                   23,740,964   $12,000   $27,037,000  ($27,532,000)   $(483,000)

Net loss for the year                     --          --          --          (669,000)    (669,000)
                                      ----------   -------   -----------  -------------   ----------
Balance at
  December 31, 2001                   23,740,964   $12,000   $27,037,000  ($28,201,000) ($1,152,000)

Net loss for the year                     --          --          --          (756,000)    (756,000)

Balance at
  December 31, 2002                   23,740,964   $12,000   $27,037,000   ($28,957,000)($1,908,000)
                                      ==========   =======   ===========  =============  ============

SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002

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

Pursuant to the Reorganization Plan, DOOFF, LLC, the Company's secured and largest unsecured creditor, received 49.9% of the total outstanding shares of the Company's common stock after the adoption of the Reorganization Plan.
The Company's previous largest shareholder, Shotmaker Acquisition Corp., surrendered 4,000,000 shares of common stock to the Company. General unsecured creditors received one share of common stock of the Company for each $2.00 in allowed claims. Liabilities subject to compromise in an adjusted amount of $5,126,000 before the above conversion, were converted into 2,488,034 shares of common stock. In total, the Company issued 13,972,736 and redeemed 4,000,000 shares of common stock as part of the Reorganization Plan.

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

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002

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

                  See independent auditors' report

              CAMERA PLATFORMS INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Data

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes new standards for computing and presenting basic and diluted earnings per share. Adoption of SFAS No. 128 does not have a material effect on the computation or presentation of per share data in the accompanying financial statements.

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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $10,000, $26,000, and $22,000 for the years ended December 31, 2002, 2001, and 2000, respectively, and were recorded as part of selling, general and administrative expenses. At December 31, 2002, 2001 and 2000 advertising costs capitalized, primarily related to magazine ads and exhibition costs amounted to $0, $7,000 and $11,000, respectively.

Equipment Leases

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002

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

New Accounting Standards

In 2001, the Company also adopted SFAS No. 140, "Accounting for Transfer and Services of Financial Assets and Extinguishment of Liabilities", and FASB No. 141, "Business Combinations" with no material impact on the financial statements.

In 2002, the Company adopted FASB No. 142, "Goodwill and other Intangible Assets"and FASB No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets:. These pronouncements had no material effect on the Company's financial statements.

Starting in 2003, the Company is also subject to the provision of FASB No. 143, "Accounting for Asset Retirement Obligations". This new pronouncement is expected to have no material effect on the Company's financial statements.

The Company operates in a single business segment. The Company leases and rents equipment for the motion picture, television and theatrical production and music industries.

3. PROPERTY AND EQUIPMENT

                                                         December 31,
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

                  See independent auditors' report

              CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002

3. PROPERTY AND EQUIPMENT - CONTINUED

Less accumulated depreciation and amortization    $6,441,000       $5,868,000
Less rental asset valuation allowance                542,000          542,000
                                                   ---------        ---------
                                                     $26,000         $599,000

During 2001, $108,000 of equipment that were previously presented as inventory and $71,000 of parts previously presented as prepaid expenses were reclassified as equipment available for lease.

During 2001, equipment on lease with a cost of $87,000 and accumulated depreciation of $72,000 was stolen. The Company negotiated a settlement with its insurance company and was awarded $75,000. This amount was recorded as a receivable at December 31, 2001 and the Company recognized a gain on disposal of assets of $60,000. $70,000 of the amount was collected in 2002.

Accumulated depreciation and amortization pertaining to equipment available for lease amounted to $5,850,000 and $5,279,000 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2000, the Company repossessed equipment as settlement for an outstanding balance receivable of $42,000.

4. LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $225,000 and $202,000 at December 31, 2002 and 2001, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC. As of December 31, 2002, the Company was $167,000 in arrears in its interest payments to DOOFF, LLC. due under the terms of these loans.

5. INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At December 31, 2002, the Company has net operating loss-carry forwards of approximately $25 million for federal tax purposes, which expire from 2006 to 2022. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $3 million for California tax purposes, which expire from 2003 to 2012.

At December 31, 2002, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $9 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets, and the fact that the gain on restructuring of debt recorded in 2000 was not taxable.

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002

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

Stock options to purchase shares of common stock were granted to certain officers, key employees and consultants as follows:

                                                Options Outstanding
                                            Shares     Weighted Avg. Exercise
                                                               Price

Outstanding at January 1, 2001            1,100,000            $0.25
Granted                                   1,500,000            $0.11
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ----------           -----
Outstanding at December 31, 2001          2,600,000            $0.17

Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                     1,100,000            $0.25
                                          ---------            -----
Outstanding at December 31, 2002          1,500,000            $0.11
                                          =========            =====

There are 1,500,000 options exercisable at December 31, 2002, and the weighted average remaining contractual life of the options outstanding is 5.5 years.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires pro forma information regarding net income (loss)using compensation that would have been incurred if the Company had accounted for its stock options under the fair value in accordance with that statement. The fair value of options granted, which as been estimated at $0 at the date of the grant, was determined using the Black-Scholes pricing model using the following assumptions:

     Risk free interest rate                   4.76%
     Stock volatility factor                     .3
     Weighted average expected option life        7 years
     Expected dividend yield                      0


7. COMMITMENTS AND CONTINGENCIES

Lease

On July 1, 2002 the Company entered into the five year option period on the lease of its premises. The lease expense increases annually based on a cost of living index and the Company is also responsible for common area maintenance charges, utilities, property taxes and insurance.
Rent expense with respect to this lease was approximately $154,000 and $150,000 for the years ended December 31, 2002 and 2001, respectively.

Future minimum rental payments for the next five years are as follows:

Year ending December 31:

2003                         $159,000
2004                         $164,000
2005                         $169,000
2006                         $174,000
2007                         $180,000

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002


8. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during 2002, 2001, or 2000. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 2002 and 2001.


10. DISCONTINUED OPERATIONS

In 2000, the Company received an insurance settlement of $235,000 on a claim for inventory losses associated with the Company's former operations in Nashville/Atlanta in 1998.


                  See independent auditors' report

              CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Balance                                 Balance
	                                  January 1,   Additions    Deductions    December 31,

YEAR ENDED DECEMBER 31, 2000

Asset valuation allowance                $542,000        --              --       $542,000
Allowance for doubtful accounts             5,000        --              --          5,000
                                         --------     ------             --       --------
                                         $547,000        --              $0       $547,000
                                         ========     ======             ==       ========
YEAR ENDED DECEMBER 31, 2001

Asset valuation allowance                $542,000        --              --       $542,000
Allowance for doubtful accounts             5,000        --              --          5,000
                                         --------        --              --       --------
                                         $547,000        $0              $0       $547,000
                                         ========        ==              ==       ========
YEAR ENDED DECEMBER 31, 2002

Asset valuation allowance                $542,000        --              --       $542,000
Allowance for doubtful accounts             5,000        --              --          5,000
                                         --------        --              --       --------
                                         $547,000        $0              $0       $547,000
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

The following table provides certain information as of March 15, 2002 for each director and executive officer of the Company:

Name                      Age          Position with the Company

Herbert Wolas              67   Chairman of the Board, Chief Financial Officer
Martin Perellis            57   Director, President, Chief Executive Officer
William O. Fleischman      57   Director
Rick Hicks                 59   Director
Michael Sayres             72   Director


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

COMPLIANCE WITH SECTION 16(a)

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of commons stock and other equity securities of the Company, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company's knowledge (based solely upon a review of the Forms 3, 4, and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Compensation of Executive Officers

No executive officer received any compensation for 2002. There were no options granted to any executive officer during 2002.

                  CAMERA PLATFORMS INTERNATIONAL, INC.

Item 12 - Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of March 10, 2003.

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

Security Ownership of Management

The following table sets forth information with respect to shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned

                CAMERA PLATFORMS INTERNATIONAL, INC.

beneficially by all directors, nominees and officers as a group as of March 10, 2003.

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

Item 13 - Certain Relationships and Related Transactions

Two directors of the Company, Mr. Herbert Wolas and Mr. Martin Perellis are principals of DOOFF LLC, the Company's secured lender.

                   CAMERA PLATFORMS INTERNATIONAL, INC.

Item 14 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, to allow timely decisions regarding required disclosures.

	Within the 90 days prior to this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

(b) Changes in Internal Controls

      There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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
21.1         Subsidiaries of Registrant.
99.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
             of 2002.


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


(b)   Reports on Form 8-K

	The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

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

    Dated:        March 10, 2003
                                         CAMERA PLATFORMS INTERNATIONAL, INC

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


March 10, 2003               Chairman of the Board and Chief Financial Officer
                                         By: S/Herbert Wolas
                                               Herbert Wolas

March 10, 2003               Director, President and Chief Executive Officer.
                                         By: S/Martin Perellis
                                               Martin Perellis

March 10, 2003               Director
                                         By: S/William O. Fleischman
                                               William O. Fleischman

March 10, 2003               Director
                                         By: S/Rick Hicks
                                               Rick Hicks

March 10, 2003               Director
                                         By: S/Michael Sayres
                                               Michael Sayres

                               CERTIFICATIONS

I, Herbert Wolas, certify that:

1. I have reviewed this annual report on Form 10-K of Camera Platforms, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 10, 2003                             By: /s/ Herbert Wolas


                                           _____________________
                                           Herbert Wolas
                                           Chairman of the Board, and
                                           Chief Financial Officer

                               CERTIFICATIONS

I, Martin Perellis, certify that:

1. I have reviewed this annual report on Form 10-K of Camera Platforms, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 10, 2003                             By: /s/ Martin Perellis


                                           _____________________
                                           Martin Perellis,
                                           President
                                           and Chief Executive Officer