Form 10-Q
period 2003-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2003-05-01
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q

[Mark one]
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 20, 2003.

Common Stock $.0005 par value                           23,740,964
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.
                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheets at March 31, 2003,
                and December 31, 2002                                    3

              Statements of Operations for the Three Months
                ended March 31, 2003 and 2002                            4

              Statements of Cash Flows for the Three Months
                ended March 31, 2003 and 2002                            5

              Notes to Unaudited Financial Statements                    6                                                6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11


PART II.      OTHER INFORMATION                                          12

Item 1        Legal Proceedings                                          12

              Signature Page                                             13

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                    MARCH 31,   DECEMBER 31,
                                                      2003         2002
	                            ASSETS

Current Assets
Cash                                                 $29,000       $2,000
Accounts receivable, less allowance for
   doubtful accounts of $5,000 in 2003 and 2002       31,000       36,000
Prepaid expenses                                      20,000       20,000
                                                     -------      -------
        Total current assets                          80,000       58,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance                                            26,000       26,000
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                    $128,000     $106,000
                                                    ========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $82,000      $43,000
Accrued interest                                     206,000      167,000
Accrued expenses                                      19,000       35,000
Accrued taxes                                         42,000       44,000
                                                     -------      -------
         Total current liabilities                   349,000      289,000

Long Term Debt                                     1,712,000    1,725,000

Commitments and Contingencies - Note 6

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,037,000   27,037,000
Accumulated deficit                              (28,982,000) (28,957,000)
                                                 ------------ ------------
Total shareholders' deficit                       (1,933,000)  (1,908,000)
                                                  -----------  -----------
                                                    $128,000     $106,000
                                                  ===========  ===========

     See accompanying notes to unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

Three months ended                             March 31, 2003   March 31, 2002
Revenues
Revenues from rental operations                      $216,000        $162,000

Expenses
Cost of rental operations                             145,000         274,000
Selling, general and administrative                    53,000          52,000
                                                      -------         -------
                                                      198,000         325,000
                                                      -------         -------
Operating income (loss)                                18,000        (163,000)

Interest expense, net                                 (43,000)        (44,000)
Other income (expenses), net                             --              --
                                                      -------         -------
Net loss                                             ($25,000)      ($207,000)
                                                    ==========      ==========
Basic and diluted loss per share                      ($0.01)         ($0.01)


Weighted average number of shares outstanding      23,740,964      23,740,964


      See accompanying notes to financial statements.

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Three months ended                              March 31, 2003  March 31, 2002
OPERATING ACTIVITIES
  Net loss                                           ($25,000)     ($207,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                          --          143,000
Changes in assets and liabilities:
  Accounts receivable                                  (5,000)         5,000
  Prepaid expenses and other current assets               --            --
  Deposits and other assets                               --            --
  Accounts payable                                     39,000          1,000
  Accrued liabilities                                  21,000         39,000
                                                      --------       --------
Net cash provided by (used in) operating
  activities                                           30,000        (21,000)

INVESTING ACTIVITIES
Purchases of property and equipment                      --             --
                                                       -------       --------
Net cash used in investing activities                    --             --

FINANCING ACTIVITIES
Proceeds from borrowings from short-term debt             --          30,000
Repayment of borrowings from short-term debt          (13,000)          --
                                                       ------        --------
Net cash provided by financing activities             (13,000)        30,000

Net increase (decrease) in cash                        27,000          9,000
Cash at beginning of period                             2,000          3,000
                                                      -------        -------
Cash at end of period                                 $29,000        $12,000
                                                      =======         ======

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                               $4,000        $42,000
Income taxes                                           $1,000           --


      See accompanying notes to unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company's losses, negative cash flows from operations and its working capital deficit raise substantial doubt about the Company's ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, increased revenues to support the Company's operations. There is no assurance that revenues will increase, or that such increases will provide sufficient cash flows to meet the Company's working capital needs.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $1,000 and $2,400 for the quarters ended March 31, 2003 and 2002, respectively, and were recorded as part of selling, general and administrative expenses.

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

In 2002, the Company adopted FASB No. 142,"Goodwill and other Intangible Assets", and FASB No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". These pronouncements had no material effect on the Company's financial statements.

In 2003, the Company adopted FASB No. 143 "Accounting for Asset Retirement Obligations". This pronouncement has had no material effect on the Company's financial statements.

The Company operates in a single business segment. The Company leases and rents equipment for the motion picture, television and theatrical production and music industries.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  March 31,      December 31,
                                                    2003           2002

Rental equipment                                $6,417,000       $6,417,000
Machinery and equipment                            259,000          348,000
Leasehold improvements                              63,000           63,000
Furniture and fixtures                              27,000           62,000
Automobiles and trucks                             119,000          119,000
                                                ----------       ----------
                                                $6,885,000       $7,009,000
Less accumulated depreciation and amortization   6,458,000        6,441,000
Less rental asset valuation allowance              401,000          542,000
                                                 ---------        ---------
                                                   $26,000          $26,000
                                                  ========         ========

The valuation allowance has been reduced by $141,000, which was recorded against and reduced depreciation expense for the quarter.

4. LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company.
The balance outstanding on this line of credit was $212,000 and $225,000 at March 31, 2003 and December 31, 2002, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC. As of March 31, 2003, the Company was $206,000 in arrears in its interest payments to DOOFF, LLC. due under the terms of these loans.

5. INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At March 31, 2003, the Company has net operating loss-carry forwards of approximately $25 million for federal tax purposes, which expire from 2006 to 2022. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $3 million for California tax purposes, which expire from 2003 to 2012.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


At March 31, 2003, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $9 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

6. COMMITMENTS AND CONTINGENCIES

Lease

On July 1, 2002, the Company entered into a lease for its premises that expires June 30, 2007. The lease of $12,333 per month increases annually based on a cost of living index, and the Company is also responsible for common area maintenance charges, utilities, property taxes, and insurance.

7. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the quarters ending March 31, 2003 and 2002. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of March 31, 2003 and December 31, 2002.

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

Overview

The Notes to Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC, whose members are directors and principal shareholders of the Company. The Company had $38,000 and $25,000 of undrawn funds available at March 31, 2003 and December 31, 2002 respectively. In addition, the Company failed to make interest payments totaling $206,000 to DOOFF, LLC. The Company is negotiating the terms of its credit line with DOOFF, LLC to increase the amount of funds available. It is expected, but not certain, that ongoing operations together with funds available under this credit line and the anticipated increase in credit line availability will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

RESULTS OF OPERATIONS

The following analysis compares the three months ended March 31, 2003 with the three months ended March 31, 2002.

The Company's revenue for the first quarter increased by 33% compared with the same period of 2002. Camera car rentals which accounted for 69% of the Company's revenues for the 2003 quarter, increased by 37%. Dolly and crane rentals increased by 46%. The revenue increases were as result of comparisons to the first quarter of 2002, which was still being impacted by the terrorist attack of September 11, 2001.

The gross margin on camera car rentals decreased by 94%, due to a higher revenue base and lower depreciation expense. The gross margin on dolly and crane rentals decreased $77,000, reflecting slightly higher revenues and significantly lower depreciation expenses.

Selling expenses decreased 84%, and general and administrative expenses increased by approximately 9%. The increases in general and administrative expenses reflected higher rent and insurance.

The net loss for the quarter was $25,000 compared with a loss of $207,000 for the same period of 2002 because of the increase in revenues and the reductions in selling expenses.

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

(a) Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   April 23, 2003                 Martin Perellis
                                       Chief Executive Officer

                                       /s/ Herbert Wolas

Date:   April 23, 2003                 Herbert Wolas
                                       Chairman of the Board and
                                       Chief Financial Officer

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

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

April 23, 2003                             By: /s/ Herbert Wolas


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

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

April 23, 2003                           By: /s/ Martin Perellis


                                           _____________________
                                           Martin Perellis,
                                           President
                                           and Chief Executive Officer