Form 10-Q/A
period 2003-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2003-07-03
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q/A

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
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.

This filing on Form 10Q/A ammends a previous filing by the Company on Form 10Q for the quarter ended March 31, 2003. The purpose of the amended filing is to correct certain errors in the Statements of Cash Flows for the Three Months ended March 31, 2003 and 2002.


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

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Three months ended                              March 31, 2003  March 31, 2002
OPERATING ACTIVITIES
  Net loss                                           ($25,000)     ($207,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                          --          143,000
Changes in assets and liabilities:
  Accounts receivable                                   5,000          5,000
  Prepaid expenses and other current assets               --          (2,000)
  Deposits and other assets                               --            --
  Accounts payable                                     39,000          1,000
  Accrued liabilities                                  21,000         39,000
                                                      --------       --------
Net cash provided by (used in) operating
  activities                                           40,000        (21,000)

INVESTING ACTIVITIES
Purchases of property and equipment                      --             --
                                                       -------       --------
Net cash used in investing activities                    --             --

FINANCING ACTIVITIES
Proceeds from borrowings from short-term debt             --          30,000
Repayment of borrowings from short-term debt          (13,000)          --
                                                       ------        --------
Net cash provided by financing activities             (13,000)        30,000

Net increase (decrease) in cash                        27,000          9,000
Cash at beginning of period                             2,000          3,000
                                                      -------        -------
Cash at end of period                                 $29,000        $12,000
                                                      =======         ======

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                               $4,000         $2,000
Income taxes                                           $1,000           --


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
                                                  ========         ========

The valuation allowance has been reduced by $141,000, which was recorded against and reduced depreciation expense for the quarter ended March 31, 2003.

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

The Company's revenue for the first quarter increased by 33% compared with the same period of 2002. Camera car rentals which accounted for 69% of the Company's revenues for the 2003 quarter, increased by 37%. Dolly and crane rentals increased by 43%. The revenue increases were as result of comparisons to the first quarter of 2002, which was still being impacted by the terrorist attack of September 11, 2001.

The gross margin on camera car rentals increased by 94%, due to a higher revenue base and a reduction in the rental asset valuation. The gross margin on dolly and crane rentals increased $77,000, reflecting slightly higher revenues combined with a reduction in the rental asset valuation.

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

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   June 25, 2003                 Martin Perellis
                                       Chief Executive Officer

                                       /s/ Herbert Wolas

Date:   June 25, 2003                 Herbert Wolas
                                       Chairman of the Board and
                                       Chief Financial Officer

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

June 25, 2003                             By: /s/ Herbert Wolas


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

June 25, 2003                           By: /s/ Martin Perellis


                                           _____________________
                                           Martin Perellis,
                                           President
                                           and Chief Executive Officer