Form 10-Q
period 2003-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2003-08-13
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q

[Mark one]
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2003.

Common Stock $.0005 par value                           23,740,964
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.




                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheets at June 30, 2003,
                and December 31, 2002                                    3

              Statements of Operations for the Three Months
                and Six Months ended June 30, 2003 and 2002              4

              Statements of Cash Flows for the Six Months
                ended June 30, 2003 and 2002                             5

              Notes to Unaudited Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

   Item 3.    Quantitative and Qualitative Disclosures about             13
              Material Risk

   Item 4.    Controls and Procedures                                    13


PART II.      OTHER INFORMATION                                          14

   Item 1.    Legal Proceedings                                          14

   Item 3.    Defaults on Senior Securities                              14

   Item 6.    Exhibits and Reports on Form 8-K                           14


              Signature Page                                             15

Exhibit 99.1  Certification Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002                                 16

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                    JUNE 30,   DECEMBER 31,
                                                      2003         2002
	                            ASSETS

Current Assets
Cash                                                  $2,000       $2,000
Accounts receivable, less allowance for
   doubtful accounts of $5,000 in 2003 and 2002       34,000       36,000
Prepaid expenses                                      14,000       20,000
                                                     -------      -------
        Total current assets                          50,000       58,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance                                            34,000       26,000
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                    $106,000     $106,000
                                                    ========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $92,000      $43,000
Accrued interest                                     240,000      167,000
Accrued expenses                                      20,000       35,000
Accrued taxes                                         44,000       44,000
                                                     -------      -------
         Total current liabilities                   396,000      289,000

Long Term Debt                                     1,550,000    1,725,000

Commitments and Contingencies - Note 6

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,037,000   27,037,000
Accumulated deficit                              (28,889,000) (28,957,000)
                                                 ------------ ------------
Total shareholders' deficit                       (1,840,000)  (1,908,000)
                                                  -----------  -----------
                                                    $106,000     $106,000
                                                  ===========  ===========

          See accompanying notes to unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                        Three months ended         Six months ended
                                              June 30,                 June 30,
                                        2003         2002          2003        2002
Revenues
Revenues from rental operations      $171,000     $168,000     $387,000     $330,000

Expenses
Cost of rental operations             143,000      278,000      288,000      552,000
Selling, general and administrative    58,000       66,000      111,000      117,000
                                      -------      -------      -------      -------
                                      201,000      344,000     (399,000)    (669,000)
                                      -------      -------      --------    ---------
Operating loss                        (30,000)    (176,000)     (12,000)    (339,000)

Interest expense, net                 (41,000)     (46,000)     (84,000)     (90,000)
Other income (expenses), net          164,000         --        164,000         --
                                     ---------    ---------     --------     --------
Net income (loss)                     $93,000    ($222,000)     $68,000     (429,000)
                                    ==========   ==========     =======     =========
Basic and diluted income
  (loss) per share                     $0.00       ($0.01)       $0.00       ($0.01)


Weighted average number of
 shares outstanding                 23,740,964  23,740,964    23,740,964   23,740,964


      See accompanying notes to financial statements.

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Six months ended                               June 30, 2003     June 30, 2002
OPERATING ACTIVITIES
  Net income (loss)                                 $68,000         ($429,000)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Gain on disposal of equipment                   (165,000)
   Depreciation and amortization                       --             286,000
Changes in assets and liabilities:
  Accounts receivable                                 2,000            95,000
  Prepaid expenses and other current assets           6,000             2,000
  Deposits and other assets                             --               --
  Accounts payable                                   49,000             1,000
  Accrued liabilities                                58,000            (5,000)
                                                   --------          --------
Net cash provided by (used in) operating
  activities                                         18,000           (50,000)

INVESTING ACTIVITIES
Proceeds from disposal of equipment                 171,000              --
Purchases of property and equipment                 (12,000)             --
Cost of
                                                    --------          --------
Net cash provided by investing activities           157,000              --

FINANCING ACTIVITIES
Proceeds from borrowings from long-term debt         16,000            51,000
Repayment of borrowings from long-term debt        (191,000)            --
                                                   ---------          --------
Net cash provided (used) by financing activities   (175,000)           51,000

Net increase (decrease) in cash                         --              1,000
Cash at beginning of period                           2,000             3,000
                                                     ------           -------
Cash at end of period                                $2,000            $4,000
                                                     ======            ======

Supplemental disclosure of cash flow information
Cash paid during the period for:

  Interest                                          $11,000            72,000
  Income taxes                                       $1,000              --


      See accompanying notes to unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $0 and $5,000 for the six months ended June 30, 2003 and 2002, respectively, and were recorded as part of selling, general and administrative expenses.

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

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  June 30,      December 31,
                                                    2003           2002

Rental equipment                                $6,200,000       $6,417,000
Machinery and equipment                            179,000          348,000
Leasehold improvements                              63,000           63,000
Furniture and fixtures                              27,000           62,000
Automobiles and trucks                             113,000          119,000
                                                ----------       ----------
                                                $6,582,000       $7,009,000
Less accumulated depreciation and amortization   6,243,000        6,441,000
Less rental asset valuation allowance              305,000          542,000
                                                 ---------        ---------
                                                   $34,000          $26,000
                                                  ========         ========

The valuation allowance has been reduced by $237,000, which was recorded against and reduced accumulated depreciation for the six months ended June 30, 2003.

During the six months ended June 30, 2003, equipment with a cost of $309,000 and accumulated depreciation of $303,000 was damaged beyond repair while on customer rental. The Company received $171,000 of insurance proceeds with respect to this equipment, realizing a gain of $165,000.

4. LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company.
The balance outstanding on this line of credit was $50,000 and $225,000 at June 30, 2003 and December 31, 2002, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC. As of June 30, 2003, the Company was $240,000 in arrears in its interest payments to DOOFF, LLC. due under the terms of these loans.

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

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


At June 30, 2003, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $9 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

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

7. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the quarters ending June 30, 2003 and 2002. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of June 30, 2003 and December 31, 2002.

Item 2.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC, whose members are directors and principal shareholders of the Company. The Company had $200,000 and $25,000 of undrawn funds available at June 30, 2003 and December 31, 2002 respectively. In addition, the Company failed to make interest payments totaling $240,000 to DOOFF, LLC. The Company is negotiating the terms of its credit line with DOOFF, LLC to increase the amount of funds available. It is expected, but not certain, that ongoing operations together with funds available under this credit line and the anticipated increase in credit line availability will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

RESULTS OF OPERATIONS

The following analysis compares the three months ended June 30, 2003 with the three months ended June 30, 2002, and the six months ended June 30, 2003 with the six months ended June 30, 2002.

Second quarter 2003 results compared with second quarter 2002

The Company's revenue for the second quarter declined by 2% from the previous year. Camera car rentals declined by 5%; dolly and crane rentals (excluding the Akela crane) decreased by 34%; Akela crane rentals increased by 84%. The reduction in dolly and crane rental revenues was primarily due to fewer student projects. The Akela increase was due to significant revenue from a feature filmed in France.

Cost of rentals decreased by 48%. The largest contributing factor to this decrease is reduction in the rental asset valuation, which offsets depreciation expense. Depreciation decreased from $144,000 in the second quarter of 2002 to $0 in the current quarter.

Corporate expenses were reduced slightly as a result of lower legal expenses.

The Company recognized $165,000 in gain as a result of the insured loss of an Akela crane while it was under rental contract. The crane was substantially depreciated on the Company's books.


Six months ended June 30, 2003 results compared with six months ended June 30, 2002

Equipment rental revenue increased 13% compared to the same six month period last year. Camera car rentals were up across the board by 11%. Akela rentals increased by 29%, based primarily on a feature film production in France.

Cost of rentals decreased by 48%, primarily as a result of the reduction in the rental asset valuation, which offsets depreciation expense.

General and administrative expenses were unchanged period to period.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

International Sales

International sales are not a material component of the Company's total revenues.

Inflation

Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in the next twelve months.

Item 3.

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

Item 4.

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

                 CAMERA PLATFORMS INTERNATIONAL, INC.


(b) Changes in Internal Controls

      There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II - OTHER INFORMATION

Item 1.	Litigation.

The Company is not party to any litigation.

Item 3.     Defaults on Senior Securities

      As of June 30, 2003, the Company was $240,000 in arrears in its interest payments to DOOFF LLC under the terms of the loans from DOOFF LLC (see
      Note 4 to Financial Statements).

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   July 25, 2003                 Martin Perellis
                                       Chief Executive Officer

                                       /s/ Herbert Wolas

Date:   July 25, 2003                 Herbert Wolas
                                       Chairman of the Board and
                                       Chief Financial Officer

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

July 25, 2003                             By: /s/ Herbert Wolas


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

July 25, 2003                           By: /s/ Martin Perellis


                                           _____________________
                                           Martin Perellis,
                                           President
                                           and Chief Executive Officer