Form 10-Q
period 2003-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2003-11-13
CIK 775714

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                           FORM 10-Q

[Mark one]
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003.

    Common Stock $.0005 par value                          23,740,964
               (Class)	                              (Number of shares)

                CAMERA PLATFORMS INTERNATIONAL, INC.
                              INDEX

                                                           Page Number

PART I.   FINANCIAL INFORMATION:

Item 1.	Financial Statements:

   Statement of Financial Position
     at September 30, 2003 and December 31, 2002                  3

   Statement of Operations for the
     Three Months ended September 30, 2003 and 2002, and
     the Nine Months ended September 30, 2003 and 2002            4

   Statement of Cash Flows for the
     Nine Months ended September 30, 2003 and 2002                5

   Notes to Unaudited Financial Statements                        6

Item 2.	Management's Discussion and Analysis of Financial
   Condition and Results of Operations                           10

Item 3.    Quantitative and Qualitative Disclosures about        13
           Material Risk

Item 4.    Controls and Procedures                               13

PART II.   OTHER INFORMATION

Item 1.    Litigation                                            14

Item 3.    Defaults on Senior Securities                         14

Item 4.    Exhibits and Reports on Form 8-K                      14

Signature Page                                                   14

Exhibit 31.1   Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 31.2   Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32     Certifications Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


                     CAMERA PLATFORMS INTERNATIONAL, INC.
                      STATEMENT OF FINANCIAL POSITION

                                              September 30,         December 31,
                                                   2003                 2002
                                              (Unaudited)            (Audited)

                                 ASSETS
Current Assets
    Cash                                                $2,000              $2,000
    Accounts receivable, less allowance
       for doubtful accounts of $5,000 in 2003
       and $5,000 in 2002                               38,000              36,000
    Prepaid expenses                                    18,000              20,000
                                                        ------              ------

            Total current assets                        58,000              58,000

Property and equipment, net of depreciation,
    amortization and rental asset
    valuation allowance                                 34,000              26,000
Deposits and other non current assets                   22,000              22,000
                                                       -------             -------
            Total Assets                              $114,000            $106,000
                                                      ========            ========


          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                  $126,000             $43,000
    Accrued interest                                   280,000             167,000
    Accrued expenses                                    13,000              35,000
    Accrued taxes                                       47,000              44,000
                                                       -------             -------
            Total current liabilities                  466,000             289,000

Long Term Debt                                       1,594,000           1,725,000

Commitments and contingencies - Note 6

Shareholders' Deficit
    Common stock - $.0005 par value; 100,000,000
    shares authorized; shares issued
    and outstanding: 23,740,964                         12,000              12,000
    Additional paid-in capital                      27,037,000          27,037,000
    Accumulated deficit                            (28,995,000)        (28,957,000)
                                                   ------------        ------------
            Total shareholders' deficit             (1,946,000)         (1,908,000)
                                                    -----------         -----------
            Total liabilities and
                shareholders' deficit                 $114,000            $106,000
                                                      ========            ========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENT OF OPERATIONS
                               (Unaudited)

                                           Three months ended           Nine months ended
                                               September 30,               September 30,
                                           2003           2002           2003         2002
Revenues

    Rentals                                 144,000       237,000       531,000      567,000

Expenses

    Cost of rental operations               147,000       288,000       435,000      840,000
    Selling, general and administrative      63,000        52,000       174,000      169,000
                                            -------        -------      -------      -------
                                            210,000       340,000       609,000    1,009,000
                                            -------       -------       -------    ---------

Operating (loss)                            (66,000)     (103,000)      (78,000)    (442,000)
Interest expense, net                       (40,000)      (44,000)     (124,000)    (124,000)
Other income (expense), net                     -          (1,000)      164,000       (1,000)
	                                      --------     ---------     ---------    ---------
Net (loss)                                ($106,000)     (148,000)     ($38,000)   ($577,000)
                                          ==========     =========     ==========   ==========


Basic and diluted loss per share             ($0.00)       ($0.01)       $(0.00)      ($0.02)



Weighted average number of
  shares outstanding                     23,740,964     23,740,964     23,740,964   23,740,964


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENT OF CASH FLOWS
                               (Unaudited)

Nine months ended	                               September 30, 2003       September 30, 2002
OPERATING ACTIVITIES
Net loss                                                ($38,000)               ($577,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
       Gain on asset disposal                           (165,000)                   -
       Depreciation and amortization                        -                     431,000
       Changes in assets and liabilities:
       Accounts receivable                                (2,000)                  68,000
       Prepaid expenses                                    2,000                   10,000
       Deposits and noncurrent assets                        -                        -
       Accounts payable                                   83,000                  (18,000)
       Other current liabilities                          94,000                   40,000
                                                         --------                 -------

Net cash provided by (used in) operating activities      (26,000)                 (46,000)


INVESTING ACTIVITIES
       Proceeds from asset disposal                      169,000                     -
       Purchases of property and equipment               (12,000)                    -
                                                         -------                  -------
      Net cash provided by investing activities          157,000                     -

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt                70,000                  51,000
Principal payments on long-term debt                    (201,000)                 (7,000)
                                                         --------                --------
Net cash provided (used) by financing activities        (131,000)                  44,000
                                                         --------                --------

Net (decrease) in cash                                       -                     (2,000)
Cash at beginning of period                                2,000                    3,000
                                                           -----                   ------
Cash at end of period                                     $2,000                   $1,000
                                                           =====                   ======



Supplemental disclosure of cash flow information
      Cash paid during the period for:
           Interest                                      $11,000                  $77,000
           Income taxes	                                 $ 1,000                      -

                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.
For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

Concentration of Credit Risk

The Company's customers are principally engaged in the production of motion pictures or television programming, or are suppliers to such companies.
Credit is extended based on an evaluation of the customer's financial condition. Receivables arising from the granting of credit under normal trade terms are generally due within 30 to 90 days and are generally not collateralized. From time to time, the Company grants extended terms, which are generally collateralized by a security interest in the products sold. Collections of accounts receivable have consistently been within management's expectations.
One customer accounted for approximately 54% of total accounts receivable at September 30, 2003.

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally twelve months. Advertising costs expensed totaled $4,000 and $7,000 for the nine months ended September 30, 2003 and 2002, respectively, and were recorded as part of selling, general and administrative expenses.

Equipment Leases

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from one day to several weeks in duration, with occasional rentals of several months. None of the rentals are noncancelable leases, and no contingent rentals are included in the Company's statements of operations.

Stock-Based Compensation

The Company has adopted the disclosure-only provisisions of SFAS 123, "Accounting for Stock-Based Compensation":, but applied APB No. 25 and related intepretations in accounting for options granted under its plan.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company's management estimates the valuation for doubtful accounts, rental asset valuation allowance, and the useful lives of property and equipment. Actual results could differ from those estimates and such differences could be material to the financial statements.

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

NOTE 3 - PROPERTY AND EQUIPMENT

                                                    September 30,     December 31
                                                        2003             2002
Equipment available for lease	                        $6,200,000      $6,417,000
Machinery and equipment                                  179,000         348,000
Leasehold improvements                                    63,000          63,000
Furniture and fixtures                                    27,000          62,000
Automobiles and trucks                                   113,000         119,000
                                                       ---------       ---------
                                                       6,582,000       7,009,000
Less accumulated depreciation and amortization         6,290,000       6,441,000
Less rental asset valuation allowance                    258,000         542,000
                                                       ---------       ---------
                                                         $34,000         $26,000
                                                       =========       =========

The valuations allowance has been reduced by $284,000 for the nine months ended September 30, 2003, which was recorded against and reduced depreciation expense.

During the nine months ended September 30, 2003, equipment with a cost of $309,000 and accumulated depreciation of $303,000 was damaged beyond repair while on customer rental. The Company received $171,000 of insurance proceeds from the customer's insurance carrier with respect to this equipment, realizing a gain of $165,000.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                   NOTES TO FINANCIAL STATEMENTS


NOTE 4 - LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company.
The balance outstanding on this line of credit was $94,000 and $225,000 at September 30, 2003 and December 31, 2002, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC. As of September 31, 2003, the Company was $280,000 in arrears in its interest payment to DOOFF, LLC. due under the terms of these loans.

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

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (Continued)

At September 30, 2003, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8 million.
For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease

On July 1, 2002, The Company entered into a lease for its premises that expires June 30, 2007. The lease of $12,333 per month is subject to an increase annually based on a cost of living index, and the Company is also responsible for common area maintenance charges, utilities, property taxes, and insurance.

NOTE 7 - SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the first three quarters of 2003 or 2002. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

Note 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of September 30, 2003 and December 31, 2002.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Unaudited)

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
                             OF 1995.

This Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future, may be included in reliance on the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties including, but not limited to, the following: adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain products and services and negotiate terms with vendors and service providers for current orders; the ability to fund and execute an operating plan for the Company;
the ability of the Company to attract and retain employees; competitive pressures from other camera car companies and grip equipment rental companies which may affect the nature and viability of the Company's business strategy; the ability of the Company to attract and retain customers; and the absence of an active public trading market for the Company's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $156,000 and $25,000 of undrawn funds available at September 30, 2003 and December 31, 2002, respectively. The Company has failed to make interest payments totalling $280,000 to DOOFF, LLC. There is no assurance that ongoing operations together with funds available under this credit line will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations and seek protection under the federal Bankrupcty Code.

RESULTS OF OPERATIONS

The following analysis compares the three months ended September 30, 2003, with the three months ended September 30, 2002, and the nine months ended September 30, 2003 with the nine months ended September 30, 2002.

        Third quarter 2003 results compared with third quarter 2002

The Company's revenue for the third quarter decreased by 39% compared with
the same period of 2002.   Camera car rentals decreased by 50%.  Camera car
rentals are the largest component of the Company's revenues, and the large decrease in rental revenues for the third quarter sharply affected profitability. In addition, dolly and crane rentals decreased by 60% when compared to the same quarter of last year. Akela revenues increased by $24,000, or 160%.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Unaudited)

The decreases in revenues during the quarter were a result of fewer feature films and advertising spots being shot in the Los Angeles area.

The negative gross margin on rentals decreased from ($51,000) to ($3,000).
The change in negative gross margin was a result of reduced revenues offset by the greater effects of the reversal of previously recorded valuation allowances on rental assets (a non-cash item) which reduced rental expenses recorded for the quarter.

Selling expenses increased by $2,000, and general and administrative expenses increased by 17% or $9,000. The increase in general and administrative expenses was attributable primarily to increases in insurance and legal expenses.

The net loss for the quarter was $106,000 compared with a loss of $148,000
for the same period of 2002.   Earnings before interest, taxes, depreciation
and amortization (EBITDA) was $42,000 for the quarter ended September 30, 2002 compared to ($65,000) in the current quarter.

      Nine months ended September 30, 2003 results compared with nine months nine months ended September 30, 2002

The Company's year-to-date revenues through the third quarter decreased by 6%
compared with the same period of 2002.   As a percentage, the largest decrease
was associated with dolly and crane rentals, which decreased $34,000 or 26%. The largest dollar decrease was in camera car rentals, which decreased $38,000 or 10%. Akela rentals have increased by $36,000, or 81%, from the previous year.

Gross margins decreased by 23% on camera car rentals. The negative gross margins for dolly and cranes and Akela rentals decreased by 93% for dolly and crane rentals and 87% for Akela rentals. The changes in gross margin were a result of lower revenues offset by the greater effects of the reversal of previously recorded valuation allowances on rental assets
(a non-cash item) which reduced rental expenses recorded for the period.

Selling expenses decreased 48%, and general and administrative expenses increased approximately 5% in 2003. The reduction in selling expenses is due primarily to a reduction in printing expenses. The increase in general and administrative expenses reflects increased insurance expenses.

The year-to-date net loss was $38,000 compared with $577,000 for the same period of 2002. Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) were $86,000 for the nine months ended
September 30, 2003 compared to ($12,000) in the same period of 2002.
A gain on asset disposal of $165,000 during the nine months ended
September 30, 2003 comprises the largest component of the change in EBITDA.

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

Item 3.     Defaults on Senior Securities

      As of September 30, 2003, the Company was $280,000 in arrears in its interest payments to DOOFF LLC under the terms of the loans from DOOFF LLC (see Note 4 to Financial Statements).

Item 6 (b)	Exhibits and Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the quarter ended September 30, 2003.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                            /s/ Martin Perellis

Date:   October 31, 2003                    	Martin Perellis
                                                President and
                                                Chief Executive Officer

                                            /s/ Herbert Wolas

Date:   October 31, 2003	                  Herbert Wolas
                                                Chairman of the Board and
                                                Chief Financial Officer


Exhibit 31.1   Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 31.2   Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32     Certifications Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002