Form 10-K
period 2003-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2004-03-26
CIK 775714

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM  10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
         For the fiscal year ended December 31, 2003
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 10, 2004 was $712,000 (based on the average bid and asked price of Common Stock in the over-the-counter market on that date).

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

General

Shotmaker equipment has been used to film many of the top recent U.S. movies. A partial list includes BIG BOUNCE, WIN A DATE WITH TAD HAMILTON, KILL BILL, STUCK ON YOU, TORQUE, and S.W.A.T. In addition, a number of prime time television programs and series use Shotmaker equipment such as THE DISTRICT, JUDGING AMY, WEST WING, CROSSING JORDAN, LAS VEGAS and THE BERNIE MAC SHOW.

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

The Shotmaker Classic. Each Classic built by the Company has an auxiliary camera platform that can be mounted on the front or sides of the Classic. These cars do not have a built-in crane arm, but a standard portable crane can be used on each vehicle. The Classic has three axles and air suspension for a smooth and steady ride. The Classics also have independent 170-200-amp
AC generators. The Classic has a self- leveling suspension system that provides added stability. The Classic weighs approximately 11,000 lbs and is approximately 22 feet in length.

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

                  CAMERA PLATFORMS INTERNATIONAL, INC.

Shotmaker Dollies, Cranes and Accessories

Major items of equipment in the Dollies and Cranes rental fleet include: 18 dollies (12 Super Panthers and 3 Mini Panthers); 12 Pegasus cranes; 9 jib arms (7 super Jibs and 2 Mini Jibs); 6 Akela cranes; 8 Enlouva cranes; approximately 650 feet of tubular dolly track. Dollies are mobile devices operating on tracks or wheels which proved a stable base for cameras to film. Cranes are used in the motion picture, television and commercial industries, both indoor and outdoors, to provide a base for cameras moving from ground level to heights of as much as 85 feet.

Akela Cranes. The Akela comes in three versions: Akela Plus (97' length), Akela Sr. (57' to 84') and Akela Jr. (41' to 62'). The Akela offers the ersatility of going from ground level to six stories high in a single move, and substitutes for many helicopter shots. The Company has six Akela cranes in its rental inventory. The cranes are located in California and France.

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

Marketing, Competition, Intellectual Property and Awards

Marketing. The Company's marketing efforts are primarily conducted by direct sales efforts and limited advertisements in trade publications.

Competition. No other company currently owns a fleet of camera cars as large as the Company's. There are no other camera cars currently on the market which have a built-in camera crane, hydraulic front platform and the towing capability of the Company's Elites. Management believes the Company is the industry leader for manufacturing and leasing camera cars and mobile camera cranes. However, in recent years several small fleets of camera cars have emerged, which include AC electricity availability and greater generator power, which have affected the Company's rental revenues.

Two firms, Chapman and J. L. Fisher, Inc. ("Fisher"), dominate the rental for dollies. Chapman and Fisher are both participants in the rental market for cranes, but no single competitor is dominant in crane rentals. There are also a number of smaller competitors, usually offering one or more specialized niche products.

The former owners of the Akela crane have built a competitive crane called the Strada with essentially the same characteristics as the Akela Plus. The introduction and marketing of the Strada has been a significant factor in the reduction in Akela crane revenues.

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

Employees. 	The Company had 4 employees at March 10, 2004.  The Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

Item 2 - Properties

The Company's principal executive offices and place of business are located at 10909 Vanowen Street, North Hollywood, California 91605. The premises are leased and subleased from unaffiliated third parties for a gross rent of $164,000 per year, including common area maintenance and utilities, property tax, and insurance. The Company's lease expires on June 30, 2007.

Item 3 - Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's financial position.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock trades on the over-the-counter market under the symbol "CPFR". The table below sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

        Period                                                     High  Low
        ------                                                     ----  ----
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

2003  1st Quarter................................................ .0300 .0200
      2nd Quarter................................................ .0300 .0200
      3rd Quarter................................................ .0300 .0300
      4th Quarter................................................ .0300 .0300

2004  1st Quarter................................................ .0400 .0300



                   CAMERA PLATFORMS INTERNATIONAL, INC.

As of March 10, 2004, there were approximately 1500 beneficial owners of 23,740,964 outstanding shares of the Company's common stock, held by approximately 504 shareholders of record.

The Company has not paid a dividend on its common stock since inception.

Item 6 - Selected Consolidated Financial Data

Year ended 12/31             2003             2002          2001            2000          1999
----------------          ----------       ----------      ----------     ----------    ----------
Revenues                    $704,000        $784,000        $918,000     $1,069,000    $1,712,000
Net Profit (loss)           (156,000)       (756,000)       (669,000)       907,000    (1,644,000)
Total assets                 130,000         106,000         793,000      1,291,000     1,971,000
Long-term debt             1,734,000       1,725,000       1,702,000      1,572,000     1,500,000
Net  income (loss) per
 share of common stock      ($0.01)          ($0.03)         ($0.03)         $0.05        ($0.12)

                             CAMERA PLATFORMS INTERNATIONAL, INC.
                           CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
                                           (Unaudited)

                               Quarter ended            Quarter ended           Quarter ended            Quarter ended
                                  March 31,                June 30,             September 30,            December 31,
                              2003       2002          2003      2002          2003        2002          2002      2002
                            --------------------     --------------------     --------------------     --------------------
Revenues                    $216,000    $162,000     $171,000    $168,000     $144,000    $237,000     $173,000    $217,000
Cost of sales and rentals    145,000     274,000      143,000     278,000      147,000     288,000      158,000     288,000
Selling, general and
 administrative               53,000      51,000       58,000      66,000       63,000      52,000       90,000      68,000
                            --------    --------     --------    --------     --------    --------     --------    --------

Operating income (loss)       18,000    (163,000)     (30,000)   (176,000)     (66,000)   (103,000)     (75,000)   (139,000)
Interest  expense, net       (43,000)    (44,000)     (41,000)    (46,000)     (40,000)    (44,000)     (44,000)    (45,000)
Other income
   (expense), net                -           -        164,000         -           -         (1,000)       1,000       5,000
                           ----------  ----------   ----------  ----------    ---------    --------   ----------  ----------
Net income (loss)           ($25,000)  ($207,000)     $93,000   ($222,000)   ($106,000)  ($148,000)   ($118,000)  ($179,000)
                           ==========  ==========   ==========  ==========    =========    ========   ==========  ==========
Net (loss) per share
   of common stock            ($0.00)     ($0.01)      ($0.00)     ($0.01)      ($0.00)     ($0.01)      ($0.00)   ($0.01)
Weighted average number
  of shares outstanding   23,740,964  23,740,964   23,740,964  23,740,964   23,740,964  23,740,964   23,740,964  23,740,964

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had $16,000 and $25,000 available on the line at December 31, 2003 and 2002, respectively. In addition, the Company has failed to make interest payments totaling $316,000 to DOOFF, LLC. There is no assurance that ongoing operations together with funds available under this credit line will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations.

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

Results of Operations

2003 versus 2002

In 2003, revenues decreased by $79,000, or approximately 10%, as compared with 2002. $40,000 of this decrease is attributable to reduced rental days for the Company's dollies and standard cranes and camera cars. Camera car rentals decreased by 8% and Akela crane rentals increased by 5%. Dollies and standard cranes decreased by 24%. "Runaway production", that is, production moving outside the United States, continues to adversely affect the Company's rental operations.

Cost of rentals decreased by 47% due primarily the reversal of a previously recorded valuation allowance on rental assets, which offsets the depreciation expense recorded for the period.

The gross margin increased by 132%, to $111,000, also primarily due to depreciation expense being offset by the reversal of the previously recorded valuation allowance on rental assets.

Selling, general and administrative expenses increased by $27,000, or approximately 11% as compared to 2002. The increase was primarily due to higher insurance premiums and increased rent.

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

                 CAMERA PLATFORMS INTERNATIONAL, INC.
Impact of Inflation

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

Item 8 - Financial Statements and Supplementary Data

       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                    Page

Independent Auditors' Report                                         14

Balance Sheets at
December 31, 2003 and 2002                                           15

Statements of Operations for the Years Ended
December 31, 2003, 2002 and 2001                                     16

Statements of Cash Flows for the Years Ended
December 31, 2003, 2002 and 2001                                     17

Statement of Shareholders' Deficit for the Years
ended December 31, 2003, 2002 and 2001                               19

Notes to Financial Statements                                        20

Schedule II - Valuation and Qualifying Accounts for the
   Years Ended December 31, 2003, 2002 and 2001                      27




ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Camera Platforms International, Inc.

We have audited the accompanying balance sheets of Camera Platforms International, Inc. (the "Company") as of December 31, 2003 and 2002, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camera Platforms International, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited the Schedules of Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2003. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
March 9, 2004

                  CAMERA PLATFORMS INTERNATIONAL, INC.
                              BALANCE SHEETS
                         December 31, 2003 and 2002

                                                      2003         2002
	                            ASSETS

Current Assets
Cash                                                  $1,000      $ 2,000
Accounts receivable, less allowance for doubtful
accounts of $5,000 in 2003 and 2002                   34,000       36,000
Prepaid expenses                                      36,000       20,000
                                                     -------      -------

        Total current assets                          71,000       58,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                   37,000       26,000
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                    $130,000     $106,000
                                                    ========   ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $40,000      $43,000
Accrued interest - Note 4                            316,000      167,000
Accrued expenses                                      35,000       35,000
Accrued taxes                                         44,000       44,000
Note payable - related party - Note 4                 25,000         --
                                                     -------      -------

         Total current liabilities                   460,000      289,000

Long Term Debt - Related Party - Note 4            1,734,000    1,725,000

Commitments and Contingencies - Notes 5 and 8

Shareholders' Deficit

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding - Notes 1 and 7                       12,000       12,000
Additional paid-in capital                        27,037,000   27,037,000
Accumulated deficit                              (29,113,000) (28,957,000)
                                                 ------------ ------------

Total shareholders' Deficit                       (2,064,000)  (1,908,000)
                                                  -----------  -----------

                                                    $130,000      106,000
                                                  ===========  ===========

       SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

<PAGE 16>
                    CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
             For the Years ended December 31, 2003, 2002 and 2001

                                              2003             2002             2001
Revenues
Revenues from rental operations              $704,000         $784,000        $918,000
Net product sales                               --               --               --
                                             --------       ----------      ----------
                                              704,000          784,000        918,000

Expenses
Cost of rental operations                     593,000        1,128,000       1,166,000
Selling, general and administrative           264,000          237,000         283,000
                                            ---------        ---------       ---------
                                              857,000        1,365,000       1,449,000

Operating loss                               (153,000)        (581,000)       (531,000)
Interest expense, net                        (168,000)        (179,000)       (170,000)
Other income (expense), net - Note 3          165,000            4,000          32,000

Loss loss                                    (156,000)        (756,000)       (669,000)
                                            ==========        ========     ============

Basic and diluted income (loss) per share:

Loss from continuing operations                ($0.01)          ($0.03)         ($0.03)
                                               -------          -------         -------
Net income (loss)                              ($0.01)          ($0.03)         ($0.03)
                                               =======          =======         =======

Weighted average shares outstanding        23,740,964       23,740,964       23,740,964

            SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                   CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
           For the Years ended December 31, 2003, 2002 and 2001

                                                      2003           2002           2001
OPERATING ACTIVITIES
   Net loss                                        ($156,000)     ($756,000)      ($669,000)
      Adjustments to reconcile net
      loss to net cash used in operating
      activities:
      Depreciation and amortization                  288,000        573,000         607,000
      Change in rental asset valuation allowance    (288,000)          --              --
      (Gain) loss on disposal of equipment          (165,000)          --           (60,000)
      Changes in assets and liabilities:
   Accounts and other receivables                      2,000         93,000           6,000
   Prepaid expenses                                  (16,000)        20,000         (10,000)
   Deposits and other assets                             --            --            (2,000)
   Accounts payable                                   (5,000)       (13,000)          6,000
   Accrued interest                                  149,000         82,000          71,000
   Other current liabilities                             --         (23,000)        (36,000)
                                                    ---------      ---------       ---------
Net cash used in operating activities               (191,000)       (24,000)        (87,000)

INVESTING ACTIVITIES
Proceeds from disposal of property
    and equipment                                    170,000           --              --
Purchases of property and equipment                  (14,000)          --           (51,000)
                                                     --------       --------        -------
Net cash provided by (used in)
   investing activities                              156,000           --           (51,000)

           SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                     STATEMENTS OF CASH FLOWS, continued
             For the Years ended December 31, 2003, 2002 and 2001

<CAPTIONS>

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt           219,000         51,000        152,000
Principal payments on long-term debt                (210,000)       (28,000)       (22,000)
Proceeds from sale of third party equipment           25,000           --             --
                                                     --------       --------       --------
Net cash provided by financing activities             34,000         23,000        130,000

Net increase (decrease) in cash                       (1,000)        (1,000)        (8,000)

Cash at beginning of year                              2,000          3,000         11,000
                                                     -------        -------        --------
Cash at end of year                                   $1,000         $2,000         $3,000

Supplemental disclosure of cash flow information

Cash paid during the year for:

Interest                                             $18,000        $97,000        $99,000
Income taxes                                          $1,000         $1,000         $1,000

            SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                       CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Years ended December 31, 2003, 2002 and 2001

                                      Number of    Common     Paid-in     Accumulated
                                        Shares      Stock      Capital       Deficit         Total

Balance at
  December 31, 2001                   23,740,964   $12,000   $27,037,000  ($28,201,000) ($1,152,000)

Net loss for the year                     --          --          --          (756,000)    (756,000)

Balance at
  December 31, 2002                   23,740,964   $12,000   $27,037,000  ($28,957,000)  ($1,908,000)

Net loss for the year                     --          --          --          (156,000)     (156,000)

Balance at
  December 31, 2003                   23,740,964   $12,000   $27,037,000  ($29,113,000)  ($2,064,000)
                                      ==========   =======   ===========  =============  ============

   SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2003

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

The Company's losses, negative cash flows from operations and its working capital deficit raise substantial doubt about the Company's ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, an additional cash infusion. There is no assurance that additional cash will be provided or that cash flow from operations will be sufficient to meet the Company's obligations.


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


                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003

                  See independent auditors' report

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

Concentration of Credit Risk and Acccounts Receivable

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

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer-specific or general economic issues, increases in the allowance may be made. Accounts receivable are written of when all collection attempts have failed.

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $4,000, $10,000, and $26,000 for the years ended December 31, 2003, 2002, and 2001, respectively, and were recorded as part of selling, general and administrative expenses. At December 31, 2003, 2002 and 2001 advertising costs capitalized, primarily related to magazine ads and exhibition costs amounted to $0, $0 and $7,000, respectively.

Equipment Leases

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2003

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

one day to several weeks in duration, with occasional rentals of several months. None of the rentals are noncancelable leases, and no contingent rentals are included in the Company's statement of operations.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", amended by SFAS No. 148, but applies APB No. 25 and related interpretations in accounting for options granted under its plan.

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

In 2003, the Company adopted the provisions of FASB No. 143,
"Accounting for Asset Retirement Obligations". This pronouncement has had no material effect on the Company's financial statements.

The Company operates in a single business segment. The Company leases and rents equipment for the motion picture, television and theatrical production and music industries.

              CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003

3. PROPERTY AND EQUIPMENT

                                                         December 31,
                                                      2003            2002
Equipment available for lease                     $5,363,000       $6,417,000
Machinery and equipment                              116,000          348,000
Leasehold improvements                                12,000           63,000
Furniture and fixtures                                26,000           62,000
Automobiles and trucks                               113,000          119,000
                                                   ---------        ---------
                                                   5,630,000        7,009,000

Less accumulated depreciation and amortization    $5,339,000       $5,868,000
Less rental asset valuation allowance                254,000          542,000
                                                   ---------        ---------
                                                     $37,000         $599,000

During 2001, equipment on lease with a cost of $87,000 and accumulated depreciation of $72,000 was stolen. The Company negotiated a settlement with its insurance company and was awarded $75,000. The Company recognized a gain on disposal of assets of $60,000 in 2001 as a result of this settlement. During 2003, equipment on lease with an original cost of $309,000 and accumulated depreciation of $304,000 was stolen. The Company received $170,000 in insurance proceeds, realizing a gain of $165,000. Also during 2003, the Company disposed of fully depreciated property and equipment with an original cost of $1,083,000. No proceeds were received.

Accumulated depreciation and amortization pertaining to equipment available for lease amounted to $5,078,000 and $5,169,000 at December 31, 2003 and 2002, respectively.

4. LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $234,000 and $225,000 at December 31, 2003 and 2002, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC. As of December 31, 2003, the Company was $316,000 in arrears in its interest payments to DOOFF, LLC. due under the terms of these loans.

During 2003, the Company acted as a facilitator in selling equipment that belonged to a director of the Company. The sales proceeds of $25,000 were retained by the Company and are evidenced by a note payable bearing interest at 10%, all due in October 2004.

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003


5.  LITIGATION

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's financial position.

6.  INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At December 31, 2003, the Company has net operating loss-carry forwards of approximately $25 million for federal tax purposes, which expire from 2006 to 2022. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $4 million for California tax purposes, which expire from 2004 to 2013.

At December 31, 2003, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8.8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003

7.	COMMON STOCK AND STOCK OPTIONS

                                                Options Outstanding
                                            Shares     Weighted Avg. Exercise
                                                               Price

Outstanding and excercisable
   at January 1, 2001                     1,100,000            $0.25
Granted                                   1,500,000            $0.11
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ----------           -----
Outstanding and excercisable
   at December 31, 2001                   2,600,000            $0.17
Exercised                                    --                  --
Terminated or expired                     1,100,000            $0.25
                                          ----------           -----
Outstanding and excersisable
   at December 31, 2002                   1,500,000            $0.11

Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ---------            -----
Outstanding and excersisable
   at December 31, 2003                   1,500,000            $0.11
                                          =========            =====

There are 1,500,000 options exercisable at December 31, 2003, and the weighted average remaining contractual life of the options outstanding is 4.5 years.

SFAS No. 123, "Accounting for Stock-Based Compensation", amended by SFAS No. 148, requires pro forma information regarding net income (loss)using compensation that would have been incurred if the Company had accounted for its stock options under the fair value in accordance with that statement. The fair value of options granted in 2001 has as been estimated at $0 at the date of the grant, and therefore pro forma loss and pro forma per share would be the same as net loss and loss per share as reported. The fair value of the stock options was determined using the Black-Scholes pricing model using the following assumptions:

     Risk free interest rate                   4.76%
     Stock volatility factor                     .3
     Weighted average expected option life        7 years
     Expected dividend yield                      0


8. COMMITMENTS AND CONTINGENCIES

Lease

On July 1, 2002 the Company entered into the five year option period on the lease of its premises. The lease expense increases annually based on a cost of living index and the Company is also responsible for common area maintenance charges, utilities, property taxes and insurance.
Rent expense with respect to this lease was approximately $163,000, $154,000 and $150,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Future minimum rental payments for the balance of the lease term are as follows:

Year ending December 31:

2004                         $158,000
2005                         $163,000
2006                         $168,000
2007                         $ 87,000

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003


8. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during 2003, 2002, or 2001. No geographic area outside the United States accounted for more than ten percent of total revenue during the last three years.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 2003 and 2002.



                  See independent auditors' report

              CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Balance                                 Balance
	                                  January 1,   Additions    Deductions    December 31,

YEAR ENDED DECEMBER 31, 2001

Asset valuation allowance                $542,000        --              --       $542,000
Allowance for doubtful accounts             5,000        --              --          5,000
                                         --------     ------             --       --------
                                         $547,000        --              $0       $547,000
                                         ========     ======             ==       ========
YEAR ENDED DECEMBER 31, 2002

Asset valuation allowance                $542,000        --              --       $542,000
Allowance for doubtful accounts             5,000        --              --          5,000
                                         --------        --              --       --------
                                         $547,000        $0              $0       $547,000
                                         ========        ==              ==       ========
YEAR ENDED DECEMBER 31, 2003
Asset valuation allowance                $542,000        --         288,000       $254,000
Allowance for doubtful accounts             5,000        --              --          5,000
                                         --------        --              --       --------
                                         $547,000        $0              $0       $259,000
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

The following table provides certain information as of March 15, 2002 for each director and executive officer of the Company:

Name                      Age          Position with the Company

Herbert Wolas              68   Chairman of the Board, Chief Financial Officer
Martin Perellis            58   Director, President, Chief Executive Officer
William O. Fleischman      58   Director
Rick Hicks                 60   Director
Michael Sayres             73   Director


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

Compensation of Executive Officers

No executive officer received any compensation for 2003. There were no options granted to any executive officer during 2003.

                  CAMERA PLATFORMS INTERNATIONAL, INC.

Item 12 - Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of March 10, 2004.

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

Security Ownership of Management

The following table sets forth information with respect to shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned

                CAMERA PLATFORMS INTERNATIONAL, INC.

beneficially by all directors, nominees and officers as a group as of March 10, 2004.

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
21.1         Subsidiaries of Registrant.
31.1         Certification of Chairman of the Board and Chief Financial Officer
31.2         Certification of Chief Executive Officer
32           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
             of 2002.


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


(b)   Reports on Form 8-K

	The Company filed no reports on Form 8-K during the quarter ended December 31, 2003.

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

    Dated:        March 10, 2004
                                         CAMERA PLATFORMS INTERNATIONAL, INC

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


March 10, 2004               Chairman of the Board and Chief Financial Officer
                                         By: S/Herbert Wolas
                                               Herbert Wolas

March 10, 2004               Director, President and Chief Executive Officer.
                                         By: S/Martin Perellis
                                               Martin Perellis

March 10, 2004               Director
                                         By: S/William O. Fleischman
                                               William O. Fleischman

March 10, 2004               Director
                                         By: S/Rick Hicks
                                               Rick Hicks

March 10, 2004               Director
                                         By: S/Michael Sayres
                                               Michael Sayres