Form 10-Q
period 2004-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2004-05-11
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q

[Mark one]
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2004.

Common Stock $.0005 par value                           23,740,964
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.

                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheets at March 31, 2004,
                and December 31, 2003                                    3

              Statements of Operations for the Three Months
                ended March 31, 2004 and 2003                            4

              Statements of Cash Flows for the Three Months
                ended March 31, 2004 and 2003                            5

              Notes to Unaudited Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11


PART II.      OTHER INFORMATION                                          12

Item 1        Legal Proceedings                                          12

              Signature Page                                             13

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                    MARCH 31,   DECEMBER 31,
                                                      2004         2003
	                            ASSETS

Current Assets
Cash                                                 $   -         $1,000
Accounts receivable, less allowance for
   doubtful accounts of $5,000 in 2004 and 2003       61,000       34,000
Prepaid expenses                                      39,000       36,000
                                                     -------      -------
        Total current assets                         100,000       71,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance                                            37,000       37,000
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                    $159,000     $130,000
                                                    ========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $37,000      $40,000
Accrued interest                                     360,000      316,000
Accrued expenses                                      27,000       35,000
Accrued taxes                                         39,000       44,000
Note payable - related party - Note 4                 25,000       25,000
                                                     -------      -------
         Total current liabilities                   488,000      460,000

Long Term Debt - related party - Note 4            1,815,000    1,734,000

Commitments and Contingencies - Note 6

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,037,000   27,037,000
Accumulated deficit                              (29,193,000) (29,113,000)
                                                 ------------ ------------
Total shareholders' deficit                       (2,144,000)  (2,064,000)
                                                  -----------  -----------
                                                    $159,000     $130,000
                                                  ===========  ===========

     See accompanying notes to unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

Three months ended                             March 31, 2004   March 31, 2003
Revenues
Revenues from rental operations                      $161,000        $216,000

Expenses
Cost of rental operations                             141,000         145,000
Selling, general and administrative                    56,000          53,000
                                                      -------         -------
                                                      197,000         198,000
                                                      -------         -------
Operating income (loss)                               (36,000)         18,000

Interest expense, net                                 (44,000)        (43,000)
Other income (expenses), net                             --              --
                                                      -------         -------
Net loss                                             ($80,000)       ($25,000)
                                                    ==========      ==========
Basic and diluted loss per share                      ($0.01)         ($0.01)


Weighted average number of shares outstanding      23,740,964      23,740,964


      See accompanying notes to financial statements.

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Three months ended                              March 31, 2004  March 31, 2003
OPERATING ACTIVITIES
  Net loss                                           ($80,000)      ($25,000)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                        20,000        141,000
  Change in asset valuation allowance                 (20,000)      (141,000)
Changes in assets and liabilities:
  Accounts receivable                                 (27,000)         5,000
  Prepaid expenses and other current assets            (3,000)          --
  Deposits and other assets                              --             --
  Accounts payable                                     (3,000)        39,000
  Accrued and other current liabilities                31,000         21,000
                                                      --------       --------
Net cash provided by (used in) operating
  activities                                          (82,000)        40,000

INVESTING ACTIVITIES
Purchases of property and equipment                      --             --
                                                       -------       --------
Net cash used in investing activities                    --             --

FINANCING ACTIVITIES
Proceeds from borrowings from short-term debt          81,000           --
Repayment of borrowings from short-term debt             --          (13,000)
                                                       ------        --------
Net cash provided (used) by financing activities       81,000        (13,000)

Net increase (decrease) in cash                        (1,000)        27,000
Cash at beginning of period                             1,000          2,000
                                                      -------        -------
Cash at end of period                                 $  --          $29,000
                                                      =======        =======

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                               $1,000         $2,000
Income taxes                                              --            --


      See accompanying notes to unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $1,900 and $2,400 for the quarters ended March 31, 2004 and 2003, respectively, and were recorded as part of selling, general and administrative expenses.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation", but applies APB No. 25 and related interpretations in accounting for options granted under its plan. Pro forma loss and loss per share as if the Company had accounted for its stock option in accordance with FAS 123 is the same as the reported loss and loss per share.

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

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  March 31,      December 31,
                                                    2004             2003

Rental equipment                                $5,363,000       $5,363,000
Machinery and equipment                            116,000          116,000
Leasehold improvements                              12,000           12,000
Furniture and fixtures                              26,000           26,000
Automobiles and trucks                             113,000          113,000
                                                ----------       ----------
                                                $5,630,000       $5,630,000
Less accumulated depreciation and amortization   5,359,000        5,339,000
Less rental asset valuation allowance              234,000          254,000
                                                 ---------        ---------
                                                   $37,000          $37,000
                                                  ========         ========

The valuation allowance has been reduced by $20,000 and $141,000 which was recorded against and reduced depreciation expense for the quarters ended March 31, 2004 and 2003, respectively.

4. LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company.
The balance outstanding on this line of credit was $315,000 and $234,000 at March 31, 2004 and December 31, 2003, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC. As of March 31, 2004, the Company was $360,000 in arrears in its interest payments to DOOFF, LLC. due under the terms of these loans.

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

At March 31, 2004, the Company has net operating loss-carry forwards of approximately $25 million for federal tax purposes, which expire from 2006 to 2022. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $4 million for California tax purposes, which expire from 2004 to 2013.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)


At March 31, 2004, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8.8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

6. COMMITMENTS AND CONTINGENCIES

Lease

Effective April 1, 2004, the Company entered into a new lease for reduced space at its premises that expires December 31, 2007. The lease of $7,000 per month increases annually based on a cost of living index, and the Company is also responsible for common area maintenance charges, utilities, property taxes, and insurance.

7. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the quarters ending March 31, 2004 and 2003. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of March 31, 2004 and December 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company was over-advanced by $65,000 on the line at March 31, 2004. In addition the Company has failed to make interest payments totaling $360,000 to DOOFF, LLC. There is no assurance that ongoing operations together with funds available under this credit line will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

RESULTS OF OPERATIONS

The following analysis compares the three months ended March 31, 2004 with the three months ended March 31, 2003.

The Company's revenue for the first quarter decreased by 25% compared with the same period of 2003. Camera car rentals which accounted for 83% of the Company's revenues for the 2004 quarter, decreased by 10%. New York (Silvercup Studios) rentals accounted for most of this decrease. Dolly and standard crane rentals decreased by 67%. Akela crane revenues decreased by 33% The revenue decreases were as result of a comparison with a historically high first quarter of 2003. In addition, during the first quarter of 2003 there were several long-term Pegasus crane rentals.

The gross margin on camera car rentals decreased by 29%, due to a lower revenue base and increases in insurance, rent and repairs and maintentance costs. The gross margin on dolly and standard crane rentals decreased $25,000, reflecting significantly lower revenues reduced slightly by decreases in payroll and rent allocated to the department.

Selling expenses increased by $1,600 because of increases in print advertising. General and administrative expenses increased by approximately 2%. The increase in general and administrative expenses reflected legal fees during the period.

The net loss for the quarter was $80,000 compared with a loss of $25,000 for the same period of 2003 primarily because of the decrease in revenues.

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

      The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized, and reported as and when required.

PART II - OTHER INFORMATION

Item 1.	Litigation.

The Company is not party to any litigation.

Item 3.   Defaults on Senior Securities

 As of March 31, 2004, the Company was $360,000 in arrears in its interest payments and $65,000 overdrawn on its line of credit with DOOFF LLC under the terms of the loans from DOOFF LLC
 (see Note 4 to Financial Statements).

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits 31 and 32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2004.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   May 10, 2004                 Martin Perellis
                                     Chief Executive Officer

                                       /s/ Herbert Wolas

Date:   May 10, 2004                 Herbert Wolas
                                     Chairman of the Board and
                                     Chief Financial Officer