Form 10-Q
period 2004-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2004-08-11
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q

[Mark one]
[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2004.

Common Stock $.0005 par value                           23,740,964
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.


Part I	FINANCIAL INFORMATION

The financial statements presented herein have not been reviewed by the Company's independent public accountant as required by Regulation S-X, Rule 11-01(d). The Company has insufficient funds to pay amounts due to the Company's independent public accountant. As a result, the Company's independent public accountant is unable to complete the work necessary to issue a review report on the financial statements of the Company as of June 30, 2004.

An amendment to this For 10-Q will be filed the the SEC as soon as the review report becomes available.

                                       CONTENTS

                                                                      Page
                                                                     Number

   Item 1.    Financial Statements:

              Balance Sheets at June 30, 2004,
                and December 31, 2003                                    3

              Statements of Operations for the Three Months
                and Six Months ended June 30, 2004 and 2003              4

              Statements of Cash Flows for the Six Months
                ended June 30, 2004 and 2003                             5

              Notes to Unaudited Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

   Item 3.    Quantitative and Qualitative Disclosures about             13
              Material Risk

   Item 4.    Controls and Procedures                                    13


PART II.      OTHER INFORMATION                                          14

   Item 1.    Legal Proceedings                                          14

   Item 3.    Defaults on Senior Securities                              14

   Item 6.    Exhibits and Reports on Form 8-K                           14


              Signature Page                                             15

Exhibit 99.1  Certification Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002                                 16

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                    JUNE 30,   DECEMBER 31,
                                                      2004         2003
	                            ASSETS

Current Assets
Cash                                                  $1,000       $1,000
Accounts receivable, less allowance for
   doubtful accounts of $5,000 in 2004 and 2003       39,000       34,000
Prepaid expenses                                      38,000       36,000
                                                     -------      -------
        Total current assets                          78,000       71,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance                                            37,000       37,000
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                    $137,000     $130,000
                                                    ========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $51,000      $40,000
Accrued interest                                     396,000      316,000
Accrued expenses                                      14,000       35,000
Accrued taxes                                         41,000       44,000
Note payable - related party                          25,000       25,000
                                                     -------      -------
         Total current liabilities                   528,000      460,000

Long Term Debt                                     1,815,000    1,734,000

Commitments and Contingencies - Note 6

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,037,000   27,037,000
Accumulated deficit                              (29,255,000) (29,113,000)
                                                 ------------ ------------
Total shareholders' deficit                       (2,206,000)  (2,064,000)
                                                  -----------  -----------
                                                    $137,000     $130,000
                                                  ===========  ===========


          Not reviewed by the Company's independent public accountant.
           See accompanying notes to unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                        Three months ended         Six months ended
                                              June 30,                 June 30,
                                        2004         2003          2004        2003
Revenues
Revenues from rental operations      $181,000     $171,000     $342,000     $387,000

Expenses
Cost of rental operations             146,000      143,000      287,000      288,000
Selling, general and administrative    50,000       58,000      106,000      111,000
                                      -------      -------      -------      -------
                                      196,000      201,000      393,000      399,000
                                      -------      -------      --------    ---------
Operating loss                        (16,000)     (30,000)     (52,000)     (12,000)

Interest expense, net                 (46,000)     (41,000)     (90,000)     (84,000)
Other income (expenses), net              -        164,000         -         164,000
                                     ---------    ---------     --------     --------
Net income (loss)                    ($62,000)     $93,000    ($142,000)     $68,000
                                    ==========   ==========     =======     =========
Basic and diluted income
  (loss) per share                     $0.00        $0.01      ($0.01)        $0.01


Weighted average number of
 shares outstanding                 23,740,964  23,740,964    23,740,964   23,740,964


           Not reviewed by the Company's independent public accountant.
               See accompanying notes to financial statements.

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Six months ended                               June 30, 2004     June 30, 2003
OPERATING ACTIVITIES
  Net income (loss)                               ($142,000)          $68,000
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Gain on disposal of equipment                       --            (165,000)
   Depreciation and amortization                       --                --
Changes in assets and liabilities:
  Accounts receivable                                (5 000)            2,000
  Prepaid expenses and other current assets          (2,000)            6,000
  Deposits and other assets                             --               --
  Accounts payable                                   11,000            49,000
  Accrued liabilities                                57,000            58,000
                                                   --------          --------
Net cash provided by (used in) operating
  activities                                        (81,000)           18,000

INVESTING ACTIVITIES
Proceeds from disposal of equipment                    --             171,000
Purchases of property and equipment                    --             (14,000)

                                                    --------          --------
Net cash provided by investing activities              --             157,000

FINANCING ACTIVITIES
Proceeds from borrowings from long-term debt         96,000            16,000
Repayment of borrowings from long-term debt         (15,000)         (191,000)
                                                   ---------          --------
Net cash provided (used) by financing activities     81,000          (175,000)

Net increase (decrease) in cash                         --               --
Cash at beginning of period                           1,000             2,000
                                                     ------           -------
Cash at end of period                                $1,000            $2,000
                                                     ======            ======

Supplemental disclosure of cash flow information
Cash paid during the period for:

  Interest                                          $10,000           $11,000
  Income taxes                                       $1,000            $1,000


           Not reviewed by the Company's independent public accountant.
            See accompanying notes to unaudited financial statements.

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

       Not reviewed by the Company's independent public accountant.

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

       Not reviewed by the Company's independent public accountant.

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

       Not reviewed by the Company's independent public accountant.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  June 30,      December 31,
                                                    2004           2003

Rental equipment                                $5,360,000       $5,363,000
Machinery and equipment                            116,000          116,000
Leasehold improvements                              12,000           12,000
Furniture and fixtures                              26,000           26,000
Automobiles and trucks                             113,000          113,000
                                                ----------       ----------
                                                $5,627,000       $5,630,000
Less accumulated depreciation and amortization   5,377,000        5,339,000
Less rental asset valuation allowance              213,000          254,000
                                                 ---------        ---------
                                                   $37,000          $37,000
                                                  ========         ========

The valuation allowance has been reduced by $41,000, which was recorded against and reduced depreciation expense for the six months ended
June 30, 2004.

4. LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company.
The balance outstanding on this line of credit was $315,000 and $234,000 at June 30, 2004 and December 31, 2003, respectively. These loans are with DOOFF, LLC. Two directors and principal shareholders of the Company are also principals of DOOFF, LLC. As of June 30, 2004, the Company was $396,000 in arrears in its interest payments to DOOFF, LLC. due under the terms of these loans.

During 2003, the Company acted as a facilitator in selling equipment that belonged to a director of the Company. The sales proceeds of $25,000 were retained by the Company, and are evidenced by a note payable bearing interest at 10%, all due in October 2004.

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

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


At June 30, 2004, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8.8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

6. COMMITMENTS AND CONTINGENCIES

Lease

Effective April 1, 2004, the Company entered into a new lease for reduced space at its existing premises expires December 31, 2007. The lease of $7,000 per month increases annually based on a cost of living index, and the Company is also responsible for common area maintenance charges, utilities, property taxes, and insurance.

7. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the quarters ending June 30, 2004 and 2003. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of June 30, 2004 and December 31, 2003.

       Not reviewed by the Company's independent public accountant.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC, whose members are directors and principal shareholders of the Company. The Company had overdrawn this line, owing $315,000 at June 30, 2004. At of Decemer 31, 2003, the company had $16,000 available under the line. In addition, the Company has failed to make interest payments totaling $396,000 to DOOFF, LLC. Ongoing operations have not been sufficient to meet the Company's cash needs, and there is no further credit avialable under the line of credit. If sufficient funds are not available, the Company may be required to curtail or cease operations.

       Not reviewed by the Company's independent public accountant.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

RESULTS OF OPERATIONS

The following analysis compares the three months ended June 30, 2004 with the three months ended June 30, 2003, and the six months ended June 30, 2004 with the six months ended June 30, 2003.

Second quarter 2004 results compared with second quarter 2003

The Company's total revenue for the second quarter increase slightly over the same period last year. The increase of $10,000 was attibutable to a $20,000 increase in camera car rentals offset by a $10,000 decline in the rental of Akela cranes. Dolly and crane rentals remained unchanged.

Cost of rentals decreased by 2%. The Company's lower rental expense resulted in lower rental expenses allocated to the rental department, however, these reductions were offset in a large part by increases in insurance, commissions, and repairs.

Corporate expenses were reduced slightly as a result of lower legal expenses.

During 2003, the Company recognized $165,000 in gain as a result of the insured loss of an Akela crane while it was under rental contract. The crane was substantially depreciated on the Company's books.

Six months ended June 30, 2004 results compared with six months ended June 30, 2003

Equipment rental revenue decreased 11% compared to the same six month period last year. The largest dollar-denominated decreases were associated with dolly and crane rentals. Car rental revenues increased by about 7%. Akela crane revenues continued to decline, falling $16,000 to $23,000.

Cost of rentals remained unchanged. Commission, insurance and repair increases offset decreases in rent and payroll.

General and administrative expenses decreased by $8,000. Legal and professional expense reductions offset savings in rent and insurance.

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

Item 3.     Defaults on Senior Securities

      As of June 30, 2004, the Company was $396,000 in arrears in its interest payments to DOOFF LLC and had overdrawn its operating line of credit by $65,000 (see Note 4 to Financial Statements).

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2004.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   August 8, 2004                Martin Perellis
                                       Chief Executive Officer

                                       /s/ Herbert Wolas

Date:   August 8, 2004                Herbert Wolas
                                       Chairman of the Board and
                                       Chief Financial Officer