Form 10-Q/A
period 2004-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2004-11-12
CIK 775714

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
        (Class)                                    (Number of shares)


   This Form 10Q/A for the period ending June 30, 2004 has been reviewed by the Company's independent public accountant. It amends a previous Form 10Q filed August 11, 2004 which was not reviewed.

                        CAMERA PLATFORMS INTERNATIONAL, INC.


Part I	FINANCIAL INFORMATION


                                       CONTENTS

                                                                      Page
                                                                     Number

   Item 1.    Financial Statements:

              Balance Sheets at June 30, 2004,
                and December 31, 2003                                    3

              Statements of Operations for the Three Months
                and Six Months ended June 30, 2004 and 2003              4

              Statements of Cash Flows for the Six Months
                ended June 30, 2004 and 2003                             5

              Notes to Unaudited Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

   Item 3.    Quantitative and Qualitative Disclosures about             13
              Material Risk

   Item 4.    Controls and Procedures                                    13


PART II.      OTHER INFORMATION                                          14

   Item 1.    Legal Proceedings                                          14

   Item 3.    Defaults on Senior Securities                              14

   Item 6.    Exhibits and Reports on Form 8-K                           14


              Signature Page                                             15

Exhibit 99.1  Certification Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002                                 16

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                    JUNE 30,   DECEMBER 31,
                                                      2004         2003
	                            ASSETS

Current Assets
Cash                                                  $1,000       $1,000
Accounts receivable, less allowance for
   doubtful accounts of $5,000 in 2004 and 2003       39,000       34,000
Prepaid expenses                                      38,000       36,000
                                                     -------      -------
        Total current assets                          78,000       71,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance                                            37,000       37,000
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                    $137,000     $130,000
                                                    ========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $51,000      $40,000
Accrued interest                                     396,000      316,000
Accrued expenses                                      14,000       35,000
Accrued taxes                                         41,000       44,000
Note payable - related party - Note 4                 25,000       25,000
Current portion of long-term debt - Note 4           315,000         -
                                                     -------      -------
         Total current liabilities                   843,000      460,000

Long Term Debt - Note 4                            1,500,000    1,734,000

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

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                 Three months ended         Six months ended
                                       June 30,                 June 30,
                                  2004         2003          2004        2003
Revenues
Revenues from rental
   operations                     $181,000     $171,000     $342,000     $387,000

Expenses
Cost of rental operations          146,000      143,000      287,000      288,000
Selling, general and
   administrative                   50,000       58,000      106,000      111,000
                                   -------      -------      -------      -------
                                   196,000      201,000      393,000      399,000
                                   -------      -------      --------    ---------
Operating loss                     (16,000)     (30,000)     (52,000)     (12,000)

Interest expense, net              (46,000)     (41,000)     (90,000)     (84,000)
Other income (expenses), net           -        164,000         -         164,000
                                  ---------    ---------     --------     --------
Net income (loss)                 ($62,000)     $93,000    ($142,000)     $68,000
                                 ==========   ==========     =======     =========
Basic and diluted income
  (loss) per share                   $0.00        $0.00       ($0.01)       $0.00


Weighted average number of
 shares outstanding              23,740,964  23,740,964    23,740,964   23,740,964


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

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company's losses, negative cash flows from operations, its working capital deficit and its non-compliance with the terms of its loans raise substantial doubt about the Company's ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, increased revenues to support the Company's operations. There is no assurance that revenues will increase, or that such increases will provide sufficient cash flows to meet the Company's working capital needs.

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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $2,500 and $0 for the six months ended June 30, 2004 and 2003, respectively, and were recorded as part of selling, general and administrative expenses.

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

4. LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company.
The balance outstanding on this line of credit was $315,000 and $234,000 at June 30, 2004 and December 31, 2003, respectively. These loans are with DOOFF, LLC. A director and principal shareholders of the Company are also principals of DOOFF, LLC. As of June 30, 2004, the Company was $396,000 in arrears in its interest payments to DOOFF, LLC. and was in default under the terms of these loans. DOOFF, LLC. has the right under the terms of the loans to foreclose on the collateral.

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

7. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the quarters ending June 30, 2004 and 2003. No geographic area outside the United States accounted for more than ten percent of total sales during the quarters ended June 30, 2004 and 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC, whose members are directors and principal shareholders of the Company. The Company had overdrawn this line, owing $315,000 at June 30, 2004. At of Decemer 31, 2003, the company had $16,000 available under the line. In addition, the Company has failed to make interest payments totaling $396,000 to DOOFF, LLC. The Company is in default under the terms of the loans from DOOFF, LLC, and DOOFF, LLC has the right to foreclose on the collateral. Ongoing operations have not been sufficient to meet the Company's cash needs, and there is no further credit avialable under the line of credit. If sufficient funds are not available, the Company may be required to curtail or cease operations.

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

Six months ended June 30, 2004 results compared with six months ended June 30, 2003

Equipment rental revenue decreased 11% compared to the same six month period last year. The largest dollar-denominated decreases were associated with dolly and crane rentals. Car rental stayed stable Akela crane revenues continued to decline, falling $16,000 to $23,000.

Cost of rentals remained unchanged. Commission, insurance and repair increases offset decreases in rent and payroll.

General and administrative expenses decreased by $8,000. Legal and professional reductions were coupled decreased rent and insurance costs.

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

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   November 9, 2004                Martin Perellis
                                      Chief Executive Officer
                                      and Chief Financial Officer