Form 10-Q
period 2004-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2004-11-12
CIK 775714

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                       FORM 10-Q

[Mark one]
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended SEPTEMBER 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2004.

    Common Stock $.0005 par value                          23,740,964
               (Class)	                              (Number of shares)

                      CAMERA PLATFORMS INTERNATIONAL, INC.
                                    INDEX

                                                           Page Number

PART I.   FINANCIAL INFORMATION:

Item 1.	Financial Statements:

   Statement of Financial Position
     at September 30, 2004 and December 31, 2003                  3

   Statement of Operations for the
     Three Months ended September 30, 2004 and 2003, and
     the Nine Months ended September 30, 2004 and 2003            4

   Statement of Cash Flows for the
     Nine Months ended September 30, 2004 and 2003                5

   Notes to Unaudited Financial Statements                        6

Item 2.	Management's Discussion and Analysis of Financial
   Condition and Results of Operations                           10

Item 3.    Quantitative and Qualitative Disclosures about        13
           Material Risk

Item 4.    Controls and Procedures                               13

PART II.   OTHER INFORMATION

Item 1.    Litigation                                            14

Item 3.    Defaults on Senior Securities                         14

Item 4.    Exhibits and Reports on Form 8-K                      14

Signature Page                                                   14

Exhibit 31.1   Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32     Certifications Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


                        CAMERA PLATFORMS INTERNATIONAL, INC.
                          STATEMENT OF FINANCIAL POSITION

                                               September 30,      December 31,
                                                  2004                2003
                                               (Unaudited)         (Audited)

                                 ASSETS
Current Assets
    Cash                                          $27,000           $ 1,000
    Accounts receivable, less allowance
       for doubtful accounts of $5,000
       in 2004  and $5,000 in 2003                 34,000            34,000
    Prepaid expenses                                8,000            36,000
                                                 --------          --------

            Total current assets                   69,000            71,000

Property and equipment, net of depreciation,
    amortization and rental asset
    valuation allowance                            37,000            37,000
Deposits and other non current assets              22,000            22,000
                                                 --------          --------
            Total Assets                         $128,000          $130,000
                                                 ========          ========


        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                             $ 34,000           $40,000
    Accrued interest                              439,000           316,000
    Accrued expenses                               13,000            35,000
    Accrued taxes                                  38,000            44,000
    Note payable - related party - Note 4          25,000            25,000
    Current Portion of long-term debt - Note 4    329,000              -
                                                 --------          --------
            Total current liabilities             878,000           460,000

Long Term Debt - Note 4                         1,500,000         1,734,000

Commitments and contingencies - Note 6

Shareholders' Deficit
    Common stock - $.0005 par value;
    100,000,000  shares authorized;
    shares issued and outstanding: 23,740,964      12,000            12,000
    Additional paid-in capital                 27,037,000        27,037,000
    Accumulated deficit                       (29,299,000)      (29,113,000)
                                              ------------      ------------
            Total shareholders' deficit        (2,250,000)       (2,064,000)
                                               -----------       -----------
            Total liabilities and
                shareholders' deficit            $128,000          $130,000
                                                 ========          ========

                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           CAMERA PLATFORMS INTERNATIONAL, INC.
                                 STATEMENT OF OPERATIONS
                                      (Unaudited)

                                    Three months ended          Nine months ended
                                        September 30,             September 30,
                                      2004        2003         2004         2003
Revenues

    Rentals                         $168,000    $144,000      $510,000    $531,000

Expenses

    Cost of rental operations        128,000     147,000       415,000     435,000
    Selling, general and
           administrative             38,000      63,000       144,000     174,000
                                     -------     -------       -------     -------
                                     166,000     210,000       559,000     609,000
                                     -------     -------       -------     -------

Operating income(loss)                 2,000     (66,000)      (49,000)    (78,000)
Interest expense, net                 46,000     (40,000)     (136,000)   (124,000)
Other income (expense), net           (1,000)        -          (1,000)    164,000
	                               --------   ---------     ---------    ---------
Net (loss)                          ($44,000)   (106,000)     (186,000)   ($38,000)
                                   ==========   =========     =========   =========


Basic and diluted loss per share     ($0.00)     ($0.00)       ($0.01)     ($0.00)



Weighted average number of
  shares outstanding                23,740,964   23,740,964     23,740,964   23,740,964


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        CAMERA PLATFORMS INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

Nine months ended	                           September 30, 2004    September 30, 2003
OPERATING ACTIVITIES
Net loss                                          ($186,000)         ($38,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
       Gain on asset disposal                           -            (165,000)
       Depreciation and amortization                    -                -
       Changes in assets and liabilities:
       Accounts receivable                              -              (2,000)
       Prepaid expenses                              28,000             2,000
       Deposits and noncurrent assets                    -                  -
       Accounts payable                              (6,000)           83,000
       Other current liabilities                     95,000            94,000
                                                    --------          -------

Net cash provided by (used in) operating activities (69,000)          (26,000)


INVESTING ACTIVITIES
       Proceeds from asset disposal                    -              169,000
       Purchases of property and equipment             -              (12,000)
                                                    -------           -------
      Net cash provided by investing activities        -              157,000

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt          110,000            70,000
Principal payments on long-term debt                (15,000)         (201,000)
                                                    --------         ---------
Net cash provided (used) by financing activities     95,000          (131,000)
                                                    -------           --------

Net (decrease) in cash                               26,000              -
Cash at beginning of period                           1,000             2,000
                                                      -----           --------
Cash at end of period                               $27,000            $2,000
                                                    =======           ========



Supplemental disclosure of cash flow information
      Cash paid during the period for:

           Interest                                  $14,000          $11,000
           Income taxes	                             $ 1,000          $ 1,000

                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         CAMERA PLATFORMS INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.
For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations and the realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company's losses, negative cash flows from operations and its working capital deficit and its non-compliance with the terms of its loans raise substantial doubt about the Company's ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, increased revenues to support the Company's operations. There is no assurance that revenues will increase, or that such increases will provide sufficient cash flows to meet the Company's working capital needs.


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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally twelve months. Advertising costs expensed totaled $3,000 and $4,000 for the nine months ended September 30, 2004 and 2003, respectively, and were recorded as part of selling, general and administrative expenses.

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

NOTE 3 - PROPERTY AND EQUIPMENT

                                                September 30,     December 31
                                                    2004             2003
Equipment available for lease	                    $5,360,000      $5,363,000
Machinery and equipment                              116,000         116,000
Leasehold improvements                                12,000          12,000
Furniture and fixtures                                26,000          26,000
Automobiles and trucks                               113,000         113,000
                                                   ---------       ---------
                                                   5,627,000       5,630,000
Less accumulated depreciation and amortization     5,398,000       5,339,000
Less rental asset valuation allowance                192,000         254,000
                                                   ---------       ---------
                                                     $37,000         $37,000
                                                   =========       =========

The valuations allowance has been reduced by $62,000 for the nine months ended September 30, 2004, which was recorded against and reduced accumulated depreciation.

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

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 4 - LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company.
The balance outstanding on this line of credit was $329,000 and $234,000 at September 30, 2004 and December 31, 2003, respectively. These loans are with DOOFF, LLC. A director and two principal shareholders of the Company are also principals of DOOFF, LLC. As of September 30, 2004, the Company was $439,000 in arrears in its interest payments and is in default under the terms of its loans from DOOFF, LLC. DOOFF, LLC has the right under the terms of the loans to foreclose on the collateral.

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

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES (Continued)

At September 30, 2004, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8.8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

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

NOTE 7 - SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the first three quarters of 2004 or 2003. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

Note 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of September 30, 2004 and December 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

In 2000, the Company has secured a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company had overdrawn the line by $79,000 as of September 30, 2004; at December 31, 2003 the Company had $16,000 available under the line. The Company has failed to make interest payments totalling $439,000 to DOOFF, LLC. The Company has overdrawn the revolving line of credit and there are no further funds available. In addidtion, the Company is in default under the terms of its loans from DOOFF, LLC.
DOOFF, LLC has the right under the terms of the loans to foreclose on the collateral. Company's ongoing operations have been unable to provide sufficient cash flow the meet the Company's ongoing obligations. There is no assurance that ongoing operations will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations and seek protection under the federal Bankrupcty Code.

RESULTS OF OPERATIONS

The following analysis compares the three months ended September 30, 2004 with the three months ended September 30, 2003, and the nine months ended September 30, 2004 with the nine months ended September 30, 2003.

        Third quarter 2004 results compared with third quarter 2003

The Company's revenue for the third quarter increased by 17% compared with
the same period of 2003.   Camera car rentals increased by 49%.  Camera car
rentals are the largest component of the Company's revenues, accounting for approximately 74% of rental revenues in the current quarter. Dolly and crane rentals continued to decrease. Akela revenues decreased by 38% compared with the same quarter last year.

                      CAMERA PLATFORMS INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

In general, Company revenues continue to trend down as competition with other camera car and crane rental companies is coupled with fewer feature films and advertising spots being shot in and around the Los Angeles area.

The Company was able to reduce expenses by continuing to reduce its rental space and associated rental expense and laying off additional staff.

The net loss for the quarter was $44,000 compared with a loss of $106,000 for the same period of 2003.

      Nine months ended September 30, 2004 results compared with nine months nine months ended September 30, 2003

The Company's year-to-date revenues through the third quarter decreased by 4% compared with the same period of 2003, continuing a trend toward lower revenues. Dolly and crane rentals, including the Akela crane, were off sharply.

Expenses were down $50,000 due largely to lower rent, payroll and insurance.

The year-to-date net loss was $186,000 compared with $38,000 for the same period of 2003. 2003 losses were reduced by a $165,000 gain from an insurance settlement for stolen rental equipment.

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

Item 3.     Defaults on Senior Securities

      As of September 30, 2004, the Company was $439,000 in arrears in its interest payments to DOOFF LLC under the terms of the loans from DOOFF LLC (see Note 4 to Financial Statements).

Item 6 (b)	Exhibits and Reports on Form 8-K.

      On September 22, 2004, the Company filed a report on Form 8-K disclosing the resignation of Herbert Wolas as Chairman and member of the Board of Directors of the Company and as Chief Financial Officer of the Company, and the resignation of Michael Sayres as a member of the Board of Directors of the Company, both effective September 21, 2004.

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                            /s/ Martin Perellis

Date:   October 31, 2004                    	Martin Perellis
                                                Chairman of the Board, and
                                                Chief Executive and
                                                Chief Financial Officer


Exhibit 31     Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32     Certifications Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002