Form 10-K
period 2004-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2005-03-24
CIK 775714

`                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM  10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
         For the fiscal year ended December 31, 2004
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, 7to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 10, 2005 was $830,933(based on the average bid and aske price of Common Stock in the over-the-counter market on that date).

23,740,964 shares of registrant's Common Stock, $.0005 par value, were outstanding on March 10, 2005.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                                CONTENTS

                                                                Page


PART I

Item 1.     BUSINESS                                              3

Item 2.     PROPERTIES                                            7

Item 3.     LEGAL PROCEEDINGS                                     7

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   7

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY,
            RELATED STOCKHOLDER MATTERS AND ISSUER
            PURCHASES OF EQUITY SECURITIES                        7

Item 6.     SELECTED FINANCIAL DATA                               8

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                           10

Item 7a     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                          11

Item 8.     FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                                   13

Item 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
            DISCLOSURES                                          29

Item 9A.	CONTROLS AND PROCEDURES                              29

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT                                           29

Item 11.    EXECUTIVE COMPENSATION                               30

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                       31

Item 13.	CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                         32

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES               32

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES           33

		SIGNATURES                                           34



             CAMERA PLATFORMS INTERNATIONAL, INC.

PART I

Item 1 - Business

Camera Platforms International, Inc., a Delaware corporation, ("Shotmaker" or "the Company") rents and leases a wide variety of production equipment to the film and video industries. The Company rents three varieties of camera cars, Akela, Pegasus and Enlouva cranes, Panther dollies, jib arms, and dolly track.

General

Shotmaker equipment has been used to film many of the top recent U.S. movies.
A partial list includes COLLATERAL, THE AMITYVILLE HORROR,FORTY YEAR OLD VIRGIN, BLACK DON, CONSTANTINE, and IF ONLY IT WERE TRUE. In addition, a number of prime time television programs and series use Shotmaker equipment such as GILMORE GIRLS, MALCOLM IN THE MIDDLE, FEAR FACTOR, GEORGE LOPEZ, ACCORDING TO JIM and THE BERNIE MAC SHOW.

Products

The Shotmaker Camera Car fleet currently consists of 15 camera cars, which include one Shotmaker "Elite Plus", four Shotmaker "Elites", one Shotmaker "Premier Plus", two Shotmaker "Premiers", six Shotmaker "Classics" and one Shotmaker "Standard". One Classic and one Standard are located at Silvercup Studios in New York under a split rental agreement. All the remaining camera cars are based at the Company's headquarters and rented throughout the western United States. Camera cars are used in the motion picture, television and commercial industries to provide a stable base for cameras to film action scenes.

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

                  CAMERA PLATFORMS INTERNATIONAL, INC.

Shotmaker Dollies, Cranes and Accessories

Major items of equipment in the Dollies and Cranes rental fleet include: 15 dollies (12 Super Panthers and 3 Mini Panthers); 12 Pegasus cranes; 9 jib arms (7 super Jibs and 2 Mini Jibs); 2 Akela Jr. cranes; 3 Enlouva cranes; approximately 150 feet of tubular dolly track. Dollies are mobile devices operating on tracks or wheels which proved a stable base for cameras to film. Cranes are used in the motion picture, television and commercial industries, both indoor and outdoors, to provide a base for cameras moving from ground level to heights of as much as 62 feet.

                  CAMERA PLATFORMS INTERNATIONAL, INC.


Marketing, Competition, Intellectual Property and Awards

Marketing. The Company's marketing efforts are primarily conducted by direct sales efforts and limited advertisements in trade publications.

Competition. No other company currently owns a fleet of camera cars as large as the Company's. In recent years several small fleets of camera cars have emerged featuring AC electricity availability and greater generator power, which have affected the Company's rental revenues.

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

During the fourth quarter of 2004 and early 2005, the Company sold significant number of Enlouva and Akela cranes, some of which were sold into the regional rental market in which the Company operates. The Company no longer owns any Akela Sr. cranes. It is expected that these sales will result in additional competition for the Company's crane inventory.

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

Employees. 	The Company had two full-time employees at March 10, 2005.  The
Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

Item 2 - Properties

The Company's principal executive offices and place of business are located at 10909 Vanowen Street, North Hollywood, California 91605. The premises are leased and subleased from unaffiliated third parties for a gross rent of approximately $104,000 per year, including common area maintenance and utilities, property tax, and insurance. The Company's lease expires on December 31, 2007.

Item 3 - Legal Proceedings

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management, based on advice of legal counsel, that such litigation and claims will be resolved without material effect on the Company's financial position.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5 - Market for Registrant's Common Equity,Related Stockholder Matters and Issuer Purchases of Equity Securities

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

2004  1st Quarter................................................ .0400 .0300
      2nd Quarter................................................ .0300 .0300
      3rd Quarter................................................ .0300 .0300
      4th Quarter................................................ .0400 .0300

2005  1st Quarter................................................ .0300 .0300


                   CAMERA PLATFORMS INTERNATIONAL, INC.

As of March 10, 2005, there were approximately 1500 beneficial owners of 23,740,964 outstanding shares of the Company's common stock, held by approximately 504 shareholders of record.

The Company has not paid a dividend on its common stock since inception.

Item 6 - Selected Financial Data

Year ended 12/31             2004         2003          2002          2001         2000
----------------          ----------    ----------   ----------    ----------   ----------
Revenues                   $644,000     $704,000      $784,000      $918,000     $1,069,000
Net Profit (loss)          (105,000)    (156,000)     (756,000)     (669,000)       907,000
Total assets                 79,000      130,000       106,000       793,000      1,291,000
Long-term debt              693,000    1,734,000     1,725,000     1,702,000      1,572,000
Net  income (loss) per
 share of common stock      ($0.01)      ($0.01)       ($0.03)       ($0.03)         $0.05

                             CAMERA PLATFORMS INTERNATIONAL, INC.
                           CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
                                           (Unaudited)

                               Quarter ended            Quarter ended           Quarter ended            Quarter ended
                                  March 31,                June 30,             September 30,            December 31,
                              2004        2003       2004          2003      2004          2003        2004          2003
                            --------------------     --------------------     --------------------     --------------------
Revenues                    $161,000    $216,000    $181,000     $171,000    $168,000     $144,000    $134,000     $173,000
Cost of sales and rentals    141,000     145,000     146,000      143,000     128,000      147,000     108,000      158,000
Selling, general and
 administrative               56,000      53,000      51,000       58,000      38,000       63,000      80,000       90,000
                            --------    --------     --------    --------     --------    --------     --------    --------

Operating income (loss)      (36,000)     18,000     (16,000)     (30,000)      2,000      (66,000)    (54,000)     (75,000)
Interest  expense, net       (44,000)    (43,000)    (46,000)     (41,000)    (46,000)     (40,000)    (48,000)     (44,000)
Other income
   (expense), net                            -           -        164,000         -           -        183,000        1,000
                           ----------  ----------   ----------  ----------    ---------    --------   ----------  ----------
Net income (loss)           ($80,000)   ($25,000)   ($62,000)     $93,000    ($44,000)   ($106,000)    $81,000    ($118,000)
                           ==========  ==========   ==========  ==========    =========    ========   ==========  ==========
Net (loss) per share
   of common stock            ($0.01)    ($0.00)     ($0.00)      ($0.00)     ($0.00)      ($0.00)       $0.00      ($0.00)
Weighted average number
  of shares outstanding   23,740,964  23,740,964   23,740,964  23,740,964   23,740,964  23,740,964   23,740,964  23,740,964

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company has been in material non-compliance with the terms of the loan, and its lender has indicated that no further funds will be advanced. The Company owed $194,000 under the revolving line as of December 31, 2004. In addition, the Company has failed to make interest payments totaling $467,000 to DOOFF, LLC. In the past, ongoing operations have not provided sufficient cash to meet the Company's ongoing obligations as they have become due. If sufficient funds are not available, the Company may be required to curtail or cease operations.

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

Results of Operations

2004 versus 2003

Year-to-date

During 2004, the Company's total revenues continued to decline, falling by approximately 9% to $644,000. A 6% increase in camera car rental income was far offset by the 44% decrease in dolly and crane rentals coupled with a 39% decrease in Akela crane rentals. Camera car rentals continued to account for the majority of the Company's rental revenues, up to 81% from 70% in 2003. During the fourth quarter of 2004, the Company sold significant numbers of Enlouva and Akela cranes. The proceeds were used to pay overdue interest and principal to its lender, and for working capital. The Company is re-focusing its marketing and technical efforts on its traditional camera car business.

Costs of rentals decreased in all categories. The largest components of decrease were in payroll and rent expense. During 2004, the Company entered into a new lease agreement by which it reduced its space by approximatately
50%. Corporate expenses were down by $44,000, also primarily through reductions in rent and payroll.

Fourth Quarter 2004 versus fourth quarter 2003

During the fourth quarter of 2004, dolly, crane and Akela revenues were down by 68%. Camera car rentals were down by 9%. There was a commensurate reduction in cost of rentals of 39% for the dolly, crane and Akela category, and a 22% decrease in camera car cost of rentals. The decrease were a result of lower payroll and reduced occcupany expenses, coupled with lower insurance expense.

Corporate expenses declined by $14,000, due to reduced insurance, and rent, offset by higher tax and bad debt expenses.

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

Item 8 - Financial Statements and Supplementary Data

       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                    Page

Report of Independent Registered Public Accounting Firm              14

Balance Sheets at
December 31, 2004 and 2003                                           15

Statements of Operations for the Years Ended
December 31, 2004, 2003 and 2002                                     16

Statements of Cash Flows for the Years Ended
December 31, 2004, 2003 and 2002                                     17

Statement of Shareholders' Deficit for the Years
ended December 31, 2004, 2003 and 2002                               19

Notes to Financial Statements                                        20

Schedule II - Valuation and Qualifying Accounts for the
   Years Ended December 31, 2004, 2003 and 2002                      27




ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

       Report of Independent Registered Public Accounting Firm

Board of Directors
Camera Platforms International, Inc.

We have audited the accompanying balance sheets of Camera Platforms International, Inc. (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camera Platforms International, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited the Schedules of Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
February 25, 2005

                  CAMERA PLATFORMS INTERNATIONAL, INC.
                              BALANCE SHEETS
                         December 31, 2004 and 2003

                                                      2004          2003
	                            ASSETS

Current Assets
Cash                                                $28,000        $1,000
Accounts receivable, less allowance for doubtful
accounts of $5,000 in 2003 and 2002                  21,000        34,000
Prepaid expenses                                      8,000        36,000
                                                     -------      -------

        Total current assets                        $57,000        71,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                    -           37,000
Deposits and other assets                            22,000        22,000
                                                    --------   ----------
                                                     79,000      $130,000
                                                    ========   ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $18,000      $40,000
Accrued interest - Note 4                            467,000      316,000
Accrued expenses                                      33,000       35,000
Accrued taxes                                         37,000       44,000
Note payable - related party - Note 4                              25,000
                                                     -------      -------

         Total current liabilities                   555,000      460,000

Long Term Debt - Related Party - Note 4            1,693,000    1,734,000

Commitments and Contingencies - Notes 5 and 8

Shareholders' Deficit

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding - Notes 1 and 7                       12,000       12,000
Additional paid-in capital                        27,037,000   27,037,000
Accumulated deficit                              (29,218,000  (29,113,000)
                                                 ------------ ------------

Total shareholders' Deficit                       (2,169,000)  (2,064,000)
                                                  -----------  -----------

                                                     $79,000     $130,000
                                                  ===========  ===========

       SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

<PAGE 16>
                    CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
             For the Years ended December 31, 2004, 2003 and 2002

                                               2004            2003             2002
Revenues
Revenues from rental operations              $644,000         $704,000       $784,000
Net product sales                               --               --             --
                                             --------       ----------      ----------
                                              644,000          704,000        784,000

Expenses
Cost of rental operations                    $523,000          593,000      1,128,000
Selling, general and administrative           225,000          264,000        237,000
                                            ---------        ---------       ---------
                                              748,000          857,000      1,365,000

Operating loss                               (104,000)        (153,000)      (581,000)
Interest expense, net                        (184,000)        (168,000)      (179,000)
Other income (expense)                          6,000             -             4,000
Gain on sale of fixed assets - net - Note 3   177,000          165,000           --
                                            ----------       ----------      ----------

Loss loss                                    (105,000)        (156,000)      (756,000)
                                            ==========       ==========      ==========

Basic and diluted income (loss) per share:

Loss from continuing operations               ($0.01)         ($0.01)         ($0.03)
                                               -------        -------         -------
Net income (loss)                             ($0.01)         ($0.01)         ($0.03)
                                               =======        =======         =======

Weighted average shares outstanding        23,740,964       23,740,964      23,740,964

            SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                   CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
                      For the Years ended December 31,

                                                      2004           2003           2002
OPERATING ACTIVITIES
   Net loss                                       ($105,000)       ($156,000)     ($756,000)
      Adjustments to reconcile net
      loss to net cash used in operating
      activities:
      Depreciation and amortization                  80,000          288,000        573,000
      Change in rental asset valuation allowance    (80,000)        (288,000)          --
      (Gain) loss on disposal of equipment         (177,000)        (165,000)          --
      Changes in assets and liabilities:
   Accounts and other receivables                    13,000            2,000         93,000
   Prepaid expenses                                  28,000          (16,000)        20,000
   Deposits and other assets                           --                --            --
   Accounts payable                                 (21,000)          (5,000)       (13,000)
   Accrued interest                                 151,000          149,000         82,000
   Other current liabilities                        (10,000)             --         (23,000)
                                                    ---------      ---------       ---------
Net cash used in operating activities              (121,000)        (191,000)       (24,000)

INVESTING ACTIVITIES
Proceeds from disposal of property
    and equipment                                   214,000          170,000           --
Purchases of property and equipment                                  (14,000)          --
                                                    --------         --------        -------
Net cash provided by (used in)
   investing activities                             214,000          156,000           --

           SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                     STATEMENTS OF CASH FLOWS, continued
                       For the Years ended December 31,

<CAPTIONS>
                                                     2004            2003           2002

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt          112,000         219,000         51,000
Principal payments on long-term debt               (178,000)       (210,000)       (28,000)
Proceeds from sale of third party equipment           --             25,000           --
                                                    --------        --------       --------
Net cash provided (used) by financing activities    (66,000)         34,000         23,000

Net increase (decrease) in cash                      27,000          (1,000)        (1,000)

Cash at beginning of year                             1,000           2,000          3,000
                                                     -------         -------        --------
Cash at end of year                                 $28,000          $1,000         $2,000

Supplemental disclosure of cash flow information

Cash paid during the year for:

Interest                                            $32,000         $18,000        $97,000
Income taxes                                         $1,000          $1,000         $1,000

            SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                       CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Years ended December 31, 2004, 2003 and 2002

                                      Number of    Common     Paid-in     Accumulated
                                        Shares      Stock      Capital       Deficit         Total

Balance at
  December 31, 2002                   23,740,964   $12,000   $27,037,000  ($28,957,000)  ($1,908,000)

Net loss for the year                     --          --          --          (156,000)     (156,000)

Balance at
  December 31, 2003                   23,740,964   $12,000   $27,037,000  ($29,113,000)  ($2,064,000)

Net loss for the year                     --          --          --          (105,000)      (74,000)

Balance at
  December 31, 2004                   23,740,964   $12,000   $27,037,000  ($29,218,000)  ($2,138,000)
                                      ==========   =======   ===========  =============  ============

   SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2004

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

The Company's losses, negative cash flows from operations and its working capital deficit raise substantial doubt about the Company's ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, an additional cash infusion. There is no assurance that additional cash will be provided or that cash flow from operations will be sufficient to meet the Company's obligations. DOOFF, LLC. the current lender, has indicated that it will no longer fund the Company. The Company has sold some of its equipment in 2004, and will liquidate more assets in 2005 in order to fund its operations.


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


                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004
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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $7,000, $4,000, and $10,000 for the years ended December 31, 2004, 2003, and 2002, respectively, and were recorded as part of selling, general and administrative expenses. At December 31, 2004, 2003 and 2002 no advertising costs were capitalized.

Equipment Leases

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004

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

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement eliminates the option of using the intrinsic value method of accounting for employee stock options (historically utilized by the Company), which generally resulted in the recognition of no compensation cost. The provisions of the SFAS No. 123R require the recognition of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the awards as determined by option pricing models. The calculated compensation cost is recognized over the period that the employee is required to provide services per the conditions of the award. SFAS No. 123R is effective for the Company July 1, 2005. The adoption of this statement will not have a material impact on the Company's financial statements.

     In December 2003, the FASB issued SFAS No. 132 (revised December 2003) "Employers' Disclosures About Pensions and Other Post Retirement Benefits" ("SFAS No. 132"). This revised pronouncement retains the disclosure requirements of SFAS No. 132. Additionally, the pronouncement requires additional disclosures regarding the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods for defined benefit pension plans and other defined benefit post retirement plans. The Company adopted this pronouncement effective December 31, 2003. Adoption did not have a material impact on the financial statements of the Company.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, SFAS No. 149 clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company did not have any financial instruments that met the provisions of SFAS No. 150; therefore, the adoption of this statement did not have a material effect on the Company's financial statements.

               CAMERA PLATFORMS INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2004

New Accounting Standards (Continued)

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43,Chapter 4"("SFAS No. 151") This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company July 1, 2005. The adoption of this statement will not have a material impact on the Company's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 were applicable to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date. For variable interest entities created before January 31, 2003, the provisions were effective December 31, 2003. The Company did not create or obtain any variable interest entities during 2003.

     The Company elected early adoption of the provisions of FIN 46 related to variable interest entities created prior to January 31, 2003 as of July 1, 2003. The adoption of this interpretation did not have a material effect on the Company's financial statements. In December 2003, the FASB issued a revision to FIN 46; however, it had no impact on the Company's adoption.

     In January 2004, FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-1") was issued. Subsequently, FSP No. 106-2 was issued, which amends FSP No. 106-1 and discusses the recognition of the effects for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Modernization Act") in the accounting for postretirement health care plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and in providing disclosures related to the plan required by SFAS No. 132. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

     In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FSP 109-1")." The American Jobs Creation Act of 2004 (the "AJCA") provides for a tax relief for U.S. domestic manufacturers. FSP 109-1 states that tax benefit should be recorded in the year in which it can be taken in the Company's tax return rather than reflecting a deferred tax asset in the period the AJCA was enacted. FSP 109-1 was effective upon issuance. Adoption of FSP 109-1 will not have a material effect on the Company's financial statements.

     In December 2004, the FASB issued FSP 109-2, "Accounting Disclosures Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP 109-2"). The Foreign Earnings Repatriation Provision Within the Act (the "Provision") provides a special limited-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. FSP 109-2 states that a company should recognize the income tax effect related to the Provision when it decides on a plan for reinvestment or repatriation of foreign earnings. The Company does not expect that the adoption of this provision will have a material impact on its financial statements.

The Company operates in a single business segment. The Company leases and rents equipment for the motion picture, television and theatrical production and music industries.

              CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004

3. PROPERTY AND EQUIPMENT

                                                         December 31,
                                                      2004            2003
Equipment available for lease                     $4,081,000        5,363,000
Machinery and equipment                               90,000          116,000
Leasehold improvements                                12,000           12,000
Furniture and fixtures                                26,000           26,000
Automobiles and trucks                               113,000          113,000
                                                   ---------        ---------
                                                   4,322,000        5,630,000

Less accumulated depreciation and amortization    $4,169,000       $5,339,000
Less rental asset valuation allowance                153,000          254,000
                                                  ----------        ---------
                                                      --              $37,000

During 2003, equipment on lease with an original cost of $309,000 and accumulated depreciation of $304,000 was stolen. The Company received $170,000 in insurance proceeds, realizing a gain of $165,000. Also during 2003, the Company disposed of fully depreciated property and equipment with an original cost of $1,083,000. No proceeds were received.

During 2004, the Company sold equipment with original costs totalling $1,089,000 and accumulated depreciation of $1,067,000. The Company received $214,000 and recorded a gain of $177,000, after adjustments to the Company's valuation allowance.

4. LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

Long term debt consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $193,000 and $234,000 at December 31, 2004 and 2003, respectively. These loans are with DOOFF, LLC.
As of December 31, 2004, the Company was $467,000 in arrears in its interest payments to DOOFF, LLC. due under the terms of these loans. DOOFF, LLC has noticed the Company that it is in material default under the terms of the loan agreements, and that no further funds will be made available to the Company.

One director and two principal shareholders of the Company are also principals of DOOFF, LLC.

During 2004, the Company acted as a facilitator in selling equipment that belonged to a director of the Company. The sales proceeds of $25,000 were retained by the Company and were evidenced by a note payable bearing interest at 10%, which was due and paid in October 2004.

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004


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

At December 31, 2004, the Company has net operating loss-carry forwards of approximately $25 million for federal tax purposes, which expire from 2006 to 2024. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $4 million for California tax purposes, which expire from 2005 to 2014.

At December 31, 2004, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8.7 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization. It represents an increase in the valuation allowance of $32,000 in 2004.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004

7.	COMMON STOCK AND STOCK OPTIONS

                                                Options Outstanding
                                            Shares     Weighted Avg. Exercise
                                                               Price

Outstanding and excercisable
   at January 1, 2002                     2,600,000            $0.17
Exercised                                    --                  --
Terminated or expired                     1,100,000            $0.25
                                          ----------           -----
Outstanding and excersisable
   at December 31, 2002                   1,500,000            $0.11

Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ---------            -----
Outstanding and excersisable
   at December 31, 2003                   1,500,000            $0.11

Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ---------            -----
Outstanding and excersisable
   at December 31, 2004                   1,500,000            $0.11
                                          =========            =====

There are 1,500,000 options exercisable at December 31, 2004, and the weighted average remaining contractual life of the options outstanding is 3.5 years.

8. COMMITMENTS AND CONTINGENCIES

Lease

On January 16,2004,Company entered into a new lease of its premises.
The lease expires December 31, 2007 and contains an option to extend the term for five additional years contingent upon (1) The lessor exercising its option to extend the master lease on the premisies beyond its current December 31, 2007 expiration and (2) that the Company notify the lessor in writing of its intention to renew prior to April , 2007 and (3) Argus Pacific, the lessor of space contiguous to that occupied by the Company, exercises its option to extend. The lease expense increases annually based on a cost of living index and the Company is also responsible for common area maintenance charges, utilities, property taxes and insurance. Rent expense with regard to this lease was approximately $104,000 in 2004.

Commencing January, 2005 the Company entered into an agreement with DOOFF LLC, its secured lender by which DOOFF LLC occuppies approximately one-half of the space leased by the Company. The Company will be recording the amount due to it by DOOFF LLC under this agreement as a payment for past interest due.

Future minimum rental payments for the balance of the lease term are as follows:

Year ending December 31:

2005                         $ 84,000
2006                         $ 84,000
2007                         $ 84,000

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004


8. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during 2004, 2003, or 2002. No geographic area outside the United States accounted for more than ten percent of total revenue during the last three years.

9. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 2004 and 2003.



                  See independent auditors' report

              CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Balance                                 Balance
	                                  January 1,   Additions    Deductions    December 31,

YEAR ENDED DECEMBER 31, 2002

Asset valuation allowance                $542,000        --              --       $542,000
Allowance for doubtful accounts             5,000        --              --          5,000
                                         --------        --              --       --------
                                         $547,000        $0              $0       $547,000
                                         ========        ==              ==       ========
YEAR ENDED DECEMBER 31, 2003
Asset valuation allowance                $542,000        --         288,000       $254,000
Allowance for doubtful accounts             5,000        --           --             5,000
                                         --------        --        --------       --------
                                         $547,000        $0         288,000       $259,000
                                         ========        ==        ========       ========
YEAR ENDED DECEMBER 31, 2004
Asset valuation allowance                $254,000        --         101,000       $153,000
Allowance for doubtful accounts             5,000        --              --          5,000
                                         --------        --        --------       --------
                                         $259,000        $0        $101,000       $158,000
                                         ========        ==        ========       ========


See Independent Auditors' Report and Notes to the Consolidated Financial
                               Statements

                   CAMERA PLATFORMS INTERNATIONAL, INC.

Item 9 - Changes In and Disagreements with Accountants on Accounting or Financial Disclosure

	Not Applicable

Item 9A. Controls and Procedures

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

The following table provides certain information as of March 10, 2004 for each director and executive officer of the Company:

Name                      Age          Position with the Company

Martin Perellis            59   Director, President, Chief Executive
                                  and Chief Financial Officer
William O. Fleischman      59   Director
Rick Hicks                 61   Director


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

                  CAMERA PLATFORMS INTERNATIONAL, INC.

None of the officers or directors of the Company is related to any other officer or director of the Company. Officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors or until they resign. At present one officer of DOOFF, LLC, the Company's secured lender, and one officer of SAC, a principal shareholder of the Company, serve on the Company's Board of Directors.

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

Compensation of Executive Officers

No executive officer received any compensation for 2004. There were no options granted to any executive officer during 2004.

                  CAMERA PLATFORMS INTERNATIONAL, INC.

Item 12 - Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of March 10, 2005.

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

Security Ownership of Management

The following table sets forth information with respect to shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned

                CAMERA PLATFORMS INTERNATIONAL, INC.

beneficially by all directors, nominees and officers as a group as of March 10, 2005.

                                    Amount and Nature
Name                                  of Beneficial           Percent of
Beneficial Owner                        Ownership                Class

Martin Perellis                         6,684,054 (1)            27.3% (3)
William O. Fleischman                   5,703,168 (2)            23.7% (3)
Rick Hicks                                300,000                  -
                                       ----------                -----
All officers and directors as a
  group (3 persons)                    12,687,222                51.0%
                                       ==========                =====

(1) Consists of (a) 5,934,054 shares owned by the Perellis 2000 Trust of which Mr. Perellis is a beneficiary, and (b) 900,000 shares which would be issued upon the exercise of warrants issued to DOOFF LLC in the aggregate amount of 900,000 warrants (Mr. Perellis owns 50% of the membership interest in DOOFF LLC), and (c) 300,000 shares which would be issued upon the exercise of stock options issued to Mr. Perellis as a director of the Company.

(2) Consists of (a) 5,403,168 shares of the Company's common stock owned by SAC, of which Mr. Fleischman's minor child is the owner of 64% of the outstanding shares, and (b)300,000 shares which would be issued upon the exercise of stock options issued to Mr. Fleischman as a director of the Company.

(3) Percentage is based on the shares of the Company's common stock which would be outstanding upon giving effect to the assumed exercise of the warrants and options referenced above.

Item 13 - Certain Relationships and Related Transactions

A director of the Company, Mr. Martin Perellis, and a principal shareholder, Mr. Herbert Wolas, are principals of DOOFF LLC, the Company's secured lender.

Item 14 - Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed for each of the last two fiscal years for professional services rendered Rose, Snyder & Jacobs, the Company's principal accountant, for the audit of the Company's annual financial statements and review of the financials statements included in the Company's Form 10-Q are as follows:


                           Billings for the      Billings for the
                           Fiscal Year Ended     Fiscal Year Ended
                           December 31, 2004     December 31, 2003

Rose, Snyder & Jacobs          $26,395                $23,565


(2) Audit-Related Fees - No other Audit-Related fees were billed in the last two fiscal years.

(3) Tax Fees  - Tax preparation fees were $2,575 in 2004 and $2,500 in 2003.

(4) All Other Fees  - No other fees were billed in the last two fiscal years.

(5) Prior the engagement of Rose, Snyder & Jacobs as the Company's independent auditors, the Company's Board of Directors, acting as the Audit Committee, approved the engagement and determined that Rose, Snyder & Jacobs was qualified and independent in both fact and appearance. The Board of Directors conducted a review of fees and compensation arrangements, prior or current business relationships and other services performed by Rose, Snyder & Jacobs for the Company in making this determination.

                   CAMERA PLATFORMS INTERNATIONAL, INC.


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


(b)   Reports on Form 8-K

	The Company filed no reports on Form 8-K during the quarter ended December 31, 2004.

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

    Dated:        March 10, 2005

                              CAMERA PLATFORMS INTERNATIONAL, INC

                                By: S/Martin Perellis
                                    Martin Perellis
                                    Chairman of the Board,
                                    Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following officers and directors of Camera Platforms International, Inc., on behalf of the Company, in the capacities and in the dates indicated.


March 10, 2005               Chairman of the Board,
                             Chief Executive and Chief Financial Officer
                                         By: S/Martin Perellis
                                               Martin Perellis

March 10, 2005               Director
                                         By: S/William O. Fleischman
                                               William O. Fleischman

March 10, 2005               Director
                                         By: S/Rick Hicks
                                               Rick Hicks