Form 10-K/A
period 2004-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2005-07-21
CIK 775714

`                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM  10-K/A
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
         For the fiscal year ended December 31, 2004
OR
[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
         For the transition period from        to

                  Commission file number:   0-14675

               CAMERA PLATFORMS INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)

            Delaware                                95-4024550
 (State or other jurisdiction of                (I.R.S.  Employer
  incorporation or organization)               Identification No.)

           10909 Vanowen Street, North Hollywood, California 91605
            (Address of principal executive offices)   (Zip Code)
     Registrant's telephone number, including area code:   (818) 623-1700
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


This Form 10-K/A amends Form 10-K filed March 24, 2005. The amendment reflects certain liability reclassifications, the reclassification of the gain on sale of assets as part of operating income, the recognition of the value of contributed management services, clarifications of critical accounting policies and liquidity and capital resources, and a restatement of Item 9a, Controls and Procedures.

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

During the fourth quarter of 2004 and early 2005, the Company sold significant number of Enlouva and Akela cranes, some of which were sold into the regional rental market in which the Company operates. The Company no longer owns any Akela Sr. cranes. It is expected that these sales will result in additional competition for the Company's remaining crane inventory.

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

The Company has not paid a dividend on its common stock since inception.

Item 6 - Selected Financial Data

Year ended 12/31             2004         2003          2002          2001         2000
----------------          ----------    ----------   ----------    ----------   ----------
Revenues                   $644,000     $704,000      $784,000      $918,000     $1,069,000
Net Profit (loss)          (117,000)    (156,000)     (756,000)     (669,000)       907,000
Total assets                 79,000      130,000       106,000       793,000      1,291,000
Long-term debt                 -       1,734,000     1,725,000     1,702,000      1,572,000
Net  income (loss) per
 share of common stock      ($0.01)      ($0.01)       ($0.03)       ($0.03)         $0.05

                             CAMERA PLATFORMS INTERNATIONAL, INC.
                           CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
                                           (Unaudited)

                               Quarter ended            Quarter ended           Quarter ended            Quarter ended
                                  March 31,                June 30,             September 30,            December 31,
                              2004        2003       2004          2003      2004          2003        2004          2003
                            --------------------     --------------------     --------------------     --------------------
Revenues                    $161,000    $216,000    $181,000     $171,000    $168,000     $144,000    $134,000     $173,000
Cost of sales and rentals    141,000     145,000     146,000      143,000     128,000      147,000     108,000      158,000
Selling, general and
 administrative               56,000      53,000      51,000       58,000      38,000       63,000      80,000       90,000
Contributed Management
 services                      3,000        --         3,000         --         3,000         --         3,000         --
Gain on sale of fixed assets                                                                           177,000
Gain from insurance proceeds                                      165,000
                            --------    --------     --------    --------     --------    --------     --------    --------

Operating income (loss)      (39,000)     18,000     (19,000)     135,000      (1,000)     (66,000)    120,000      (75,000)
Interest  expense, net       (44,000)    (43,000)    (46,000)     (41,000)    (46,000)     (40,000)    (48,000)     (44,000)
Other income
   (expense), net                            -           -         (1,000)        -           -          6,000        1,000
                           ----------  ----------   ----------  ----------    ---------    --------   ----------  ----------
Net income (loss)           ($83,000)   ($25,000)   ($65,000)     $93,000    ($47,000)   ($106,000)    $78,000    ($118,000)
                           ==========  ==========   ==========  ==========    =========    ========   ==========  ==========
Net (loss) per share
   of common stock            ($0.01)    ($0.00)     ($0.00)      ($0.00)     ($0.00)      ($0.00)       $0.00      ($0.00)
Weighted average number
  of shares outstanding   23,740,964  23,740,964   23,740,964  23,740,964   23,740,964  23,740,964   23,740,964  23,740,964

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

CRITICAL ACCOUNTING POLICIES

The Company reviews the accounting policies it uses in reporting its financial results on a regular basis. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, property and equipment, rental assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for the Company's judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates if actual outcomes are different from the estimates on which the Company based its assumptions. These estimates and judgments are reviewed by management on an ongoing basis. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the Consolidated Financial Statements of the Company.

Revenue Recognition - The Company recognizes revenue over the related equipment rental period using prices that are negotiated at the time of rental.

Allowance for Doubtful Accounts - the Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Rental Asset Valuation Allowance - The Company established a rental asset valuation allowance when the assets were put in service to consider the excess cost over their estimated fair market value based upon expected future rental revenue.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company has been in material non-compliance with the terms of the loan, and its lender has indicated that no further funds will be advanced. The Company owed $194,000 under the revolving line as of December 31, 2004. In addition, the Company has failed to make interest payments totaling $467,000 to DOOFF, LLC. In the past, ongoing operations have not provided sufficient cash to meet the Company's ongoing obligations as they have become due. In 2005, the Company has reduced its workforce to two employees and has commensurately achieved reductions in its employee benefit expense, and rental and associated occupany expenses. Management believes that these cost reductions will allow the company to operate with positive cash flows with the lender's forbearance concerning payments due for interest and principal. In addition, the Company has sold some of its equipment in 2004, will attempt to liquidate more assets in 2005, and, with its lender's approval, use the proceeds to fund its operations. If sufficient funds are not available, the Company may be required to curtail or cease operations.

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



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
February 25, 2005, except for Note 11, for which the date is July 11, 2005

                  CAMERA PLATFORMS INTERNATIONAL, INC.
                              BALANCE SHEETS
                         December 31, 2004 and 2003

                                                      2004          2003
	                            ASSETS

Current Assets
Cash                                                $28,000        $1,000
Accounts receivable, less allowance for doubtful
accounts of $5,000 in 2003 and 2002                  21,000        34,000
Prepaid expenses                                      8,000        36,000
                                                     -------      -------

        Total current assets                        $57,000        71,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                    -           37,000
Deposits and other assets                            22,000        22,000
                                                    --------   ----------
                                                     79,000      $130,000
                                                    ========   ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $18,000      $40,000
Accrued interest - Note 4                            467,000      316,000
Accrued expenses                                      33,000       35,000
Accrued taxes                                         37,000       44,000
Notes payable - related party - Notes 4 and 11     1,693,000    1,759,000
                                                     -------      -------

         Total current liabilities                 2,248,000    2,194,000

Commitments and Contingencies - Notes 5 and 8

Shareholders' Deficit

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding - Notes 1 and 7                       12,000       12,000
Additional paid-in capital - Note 11              27,049,000   27,037,000
Accumulated deficit                              (29,230,000  (29,113,000)
                                                 ------------ ------------

Total shareholders' Deficit                       (2,169,000)  (2,064,000)
                                                  -----------  -----------

                                                     $79,000     $130,000
                                                  ===========  ===========

       SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

<PAGE 16>
                    CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
             For the Years ended December 31, 2004, 2003 and 2002

                                               2004            2003             2002

Revenues from rental operations              $644,000         $704,000       $784,000
                                             --------       ----------      ----------
                                              644,000          704,000        784,000

Expenses
Cost of rental operations                    $523,000          593,000      1,128,000
Selling, general and administrative           225,000          264,000        237,000
Contributed management services - Note 11      12,000             -             -
                                            ---------        ---------       ---------
                                              760,000          857,000      1,365,000

Gain on sale of fixed assets - net - Note 3   177,000
Gain from insurance proceeds - net - Note 3      -             165,000          -

Operating income (loss)                        61,000           12,000       (581,000)

Interest expense, net                        (184,000)        (168,000)      (179,000)
Other income (expense)                          6,000             -             4,000
                                            ----------       ----------      ----------

Loss loss                                    (117,000)        (156,000)      (756,000)
                                            ==========       ==========      ==========

Basic and diluted income (loss) per share:

Loss from continuing operations               ($0.01)         ($0.01)         ($0.03)
                                               -------        -------         -------
Net income (loss)                             ($0.01)         ($0.01)         ($0.03)
                                               =======        =======         =======

Weighted average shares outstanding        23,740,964       23,740,964      23,740,964

            SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                   CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
                      For the Years ended December 31,

                                                      2004           2003           2002
OPERATING ACTIVITIES
   Net loss                                       ($117,000)       ($156,000)     ($756,000)
      Adjustments to reconcile net
      loss to net cash used in operating
      activities:
      Depreciation and amortization                  80,000          288,000        573,000
      Change in rental asset valuation allowance    (80,000)        (288,000)          --
      (Gain) loss on disposal of equipment         (177,000)        (165,000)          --
      Contributed management services                12,000              --            --
      Changes in assets and liabilities:
   Accounts and other receivables                    13,000            2,000         93,000
   Prepaid expenses                                  28,000          (16,000)        20,000
   Deposits and other assets                           --                --            --
   Accounts payable                                 (21,000)          (5,000)       (13,000)
   Accrued interest                                 151,000          149,000         82,000
   Other current liabilities                        (10,000)             --         (23,000)
                                                    ---------      ---------       ---------
Net cash used in operating activities              (121,000)        (191,000)       (24,000)

INVESTING ACTIVITIES
Proceeds from disposal of property
    and equipment                                   214,000          170,000           --
Purchases of property and equipment                                  (14,000)          --
                                                    --------         --------        -------
Net cash provided by (used in)
   investing activities                             214,000          156,000           --

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

            SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                       CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Years ended December 31, 2004, 2003 and 2002

                                      Number of    Common     Paid-in     Accumulated
                                        Shares      Stock      Capital       Deficit         Total

Balance at
  December 31, 2002                   23,740,964   $12,000   $27,037,000  ($28,957,000)  ($1,908,000)

Net loss for the year                     --          --          --          (156,000)     (156,000)

Balance at
  December 31, 2003                   23,740,964   $12,000   $27,037,000  ($29,113,000)  ($2,064,000)

Net loss for the year                     --          --          12,000      (117,000)     (105,000)

Balance at
  December 31, 2004                   23,740,964   $12,000   $27,049,000  ($29,230,000)  ($2,169,000)
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

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.
The Company intenes to reduce its workforce and related employee benefit expenses, and occupany expense by subleasing portions of its premises.

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

4.  NOTES PAYABLE - RELATED PARTY

Notes payable - related party consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $193,000 and $234,000 at December 31, 2004 and 2003,
respectively. These loans are with DOOFF, LLC. As of December 31, 2004, the Company was $467,000 in arrears in its interest payments to DOOFF, LLC. due under the terms of these loans. DOOFF, LLC has noticed the Company that it is in material default under the terms of the loan agreements, and that no further funds will be made available to the Company.

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


9. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during 2004, 2003, or 2002. No geographic area outside the United States accounted for more than ten percent of total revenue during the last three years.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 2004 and 2003.

11. RESTATEMENT AND CONTRIBUTED MANAGEMENT SERVICES

The December 31, 2004 financial statements previously issued have been restated to reclassify the long-term portion of a note payable to a related party as a current liability, as the Company was in default in its interest payments on this note, and to reclassify a gain on sale of assets as part of operating income. The Company also recorded the contribution of services from and on behalf of the Chief Executive and Chief Financial Officers valued at $12,000, which was recorded as an expense and an increase to additional paid-in capital. This adjustment increased the loss by $12,000, but had no effect on the total assets, liabilities or stockholders' deficit.

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

Item 9 - Changes In and Disagreements with Accountants on Accounting or Financial Disclosure

	Not Applicable

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

    Dated:        July 8, 2005

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


July 8, 2005                 Chairman of the Board,
                             Chief Executive and Chief Financial Officer
                                         By: S/Martin Perellis
                                               Martin Perellis

July 8, 2005                  Director
                                         By: S/William O. Fleischman
                                               William O. Fleischman

July 8, 2005                  Director
                                         By: S/Rick Hicks
                                               Rick Hicks