Form 10-Q/A
period 2005-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2005-07-21
CIK 775714

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
        (Class)                                    (Number of shares)

This Form 10-Q/A amends Form 10-Q filed May 10, 2005. The amendment reflects certain liability reclassifications, the reclassification of the gain on sale of assets as part of operating income, the recognition of the value of contributed management services, clarifications of liquidity and capital resources, and a restatement of Item 4, Controls and Procedures.

                        CAMERA PLATFORMS INTERNATIONAL, INC.

                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheets at March 31, 2005,
                and December 31, 2004                                    3

              Statements of Operations for the Three Months
                ended March 31, 2005 and 2004                            4

              Statements of Cash Flows for the Three Months
                ended March 31, 2005 and 2004                            5

              Notes to Unaudited Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11


PART II.      OTHER INFORMATION                                          12

Item 1        Legal Proceedings                                          12

              Signature Page                                             13

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                    MARCH 31,   DECEMBER 31,
                                                      2005         2004
	                            ASSETS

Current Assets
Cash                                                 $17,000      $28,000
Accounts receivable, less allowance for
   doubtful accounts of $5,000 in 2005 and 2004       29,000       21,000
Prepaid expenses                                       9,000        8,000
                                                     -------      -------
        Total current assets                          55,000       57,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance                                              --           --
Deposits and other assets                             22,000       22,000
                                                    --------     --------
                                                     $77,000      $79,000
                                                    ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $33,000      $18,000
Accrued interest                                     490,000      467,000
Accrued expenses                                       4,000       33,000
Accrued taxes                                         30,000       37,000
Notes Payable - related party - Notes 4 and 8      1,693,000    1,693,000
                                                      -------      -------
         Total current liabilities                 2,250,000    2,248,000

Commitments and Contingencies - Note 6

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,058,000   27,049,000
Accumulated deficit                              (29,243,000) (29,230,000)
                                                 ------------ ------------
Total shareholders' deficit                       (2,173,000)  (2,169,000)
                                                  -----------  -----------
                                                     $77,000      $79,000
                                                  ===========  ===========

     See accompanying notes to unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

Three months ended                             March 31, 2005   March 31, 2004
Revenues
Revenues from rental operations                      $109,000        $161,000

Expenses
Cost of rental operations                              78,000         141,000
Selling, general and administrative                    19,000          56,000
Contributed management services                         9,000
                                                      -------         -------
                                                      106,000         197,000

Gain on sale of assets - net                           27,000            --
                                                      -------         -------
Operating income (loss)                                30,000         (36,000)
Interest expense, net                                 (43,000)        (44,000)
                                                      -------         -------

Net loss                                             ($13,000)       ($80,000)
                                                    ==========      ==========
Basic and diluted loss per share                         --           ($0.01)


Weighted average number of shares outstanding      23,740,964      23,740,964


      See accompanying notes to financial statements.

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Three months ended                              March 31, 2005  March 31, 2004
OPERATING ACTIVITIES
  Net loss                                           ($13,000)      ($80,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Gain on sale of property and equipment              (27,000)          --
  Depreciation and amortization                        14,000         20,000
  Change in asset valuation allowance                 (14,000)       (20,000)
  Contributed management services                       9,000           --
Changes in assets and liabilities:
  Accounts receivable                                  (8,000)       (27,000)
  Prepaid expenses and other current assets            (1,000)        (3,000)
  Accounts payable                                     15,000         (3,000)
  Accrued and other current liabilities               (13,000)        31,000
                                                      --------       --------
Net cash provided by (used in) operating
  activities                                          (38,000)       (82,000)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment           27,000           --
                                                       -------       --------
Net cash used in investing activities                  27,000           --

FINANCING ACTIVITIES
Proceeds from borrowings from short-term debt            --           81,000
Repayment of borrowings from short-term debt             --             --
                                                       ------        --------
Net cash provided (used) by financing activities         --           81,000

Net increase (decrease) in cash                       (11,000)        (1,000)
Cash at beginning of period                            28,000          1,000
                                                      --------        --------
Cash at end of period                                 $17,000        $  --
                                                      ========        ========

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                              $20,000         $1,000
Income taxes                                              --            --


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

4. NOTE PAYABLE - RELATED PARTY

Note paybles - related party consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2005 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $193,000 at both March 31, 2005 and December 31, 2004. These loans are with DOOFF,LLC.
One directors and two principal shareholders of the Company are also principals of DOOFF, LLC. As of March 31, 2005, the Company was $490,000 in arrears in its interest payments to DOOFF, LLC. and was in default under the terms of these loans. DOOFF, LLC has the right, under the terms of the loan, to foreclose on the collateral.

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

8.  RESTATMENT AND CONTRIBUTED MANAGEMENT SERVICES

The March 31, 2005 financial statements previously issued have been restated to reclassify the long-term portion of a note payable to a related party as a current liability, as the Company was in default in its interest payments on this note, and to reclassify a gain on sale of assets as part of operating income. The Company also recorded the contribution of services from and on behalf of the Chief Executive and Chief Financial Officers valued at $9,000, which was recorded as an expense and an increase to additional paid-in capital. This adjustment increased the loss by $9,000, but had no effect on the total assets, liabilities or stockholders' deficit.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company has been in material non-compliance with the terms of the loan, and its lender has indicated that no further funds will be advanced. The Company owed $193,000 under the revolving line as of March 31, 2005. In addition, the Company has failed to make interest payments totaling $490,000 to DOOFF, LLC. In the past, ongoing operations have not provided sufficient cash to meet the Company's ongoing obligations as they have become due. In 2005, the Company has reduced its workforce to two employees and has commensurately achieved reductions in its employee benefit expense, and rental and associated occupany expenses. Management believes that these cost reductions will allow the company to operate with positive cash flows with the lender's forbearance concerning payments due for interest and principal. In addition, the Company has sold some of its equipment in 2004, will attempt to liquidate more assets in 2005, and, with its lender's approval, use the proceeds to fund its operations. If sufficient funds are not available, the Company may be required to curtail or cease operations.

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

The Company had operating income of $30,000 for the quarter compared with a loss of $36,000 in the same quarter of 2004. $27,000 of that income is from the gain recorded on the sale of Company rental assets.

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

Item 4.

Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   July 8, 2005                 Martin Perellis
                                     Chairman of the Board,
                                     Chief Executive and
                                     Chief Financial Officer