Form 10-Q
period 2005-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2005-08-12
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

[Mark one]
[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2005.

Common Stock $.0005 par value                           23,740,964
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.


Part I	FINANCIAL INFORMATION


                                       CONTENTS

                                                                      Page
                                                                     Number

   Item 1.    Financial Statements:

              Balance Sheets at June 30, 2005,
                and December 31, 2004                                    3

              Statements of Operations for the Three Months
                and Six Months ended June 30, 2005 and 2004              4

              Statements of Cash Flows for the Six Months
                ended June 30, 2005 and 2004                             5

              Notes to Unaudited Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

   Item 3.    Quantitative and Qualitative Disclosures about             13
              Material Risk

   Item 4.    Controls and Procedures                                    13


PART II.      OTHER INFORMATION                                          14

   Item 1.    Legal Proceedings                                          14

   Item 3.    Defaults on Senior Securities                              14

   Item 6.    Exhibits and Reports on Form 8-K                           14


              Signature Page                                             15

   Exhibits 31 and 32   Certifications Pursuant to Section 906 of
     the Sarbanes-Oxley Act of 2002.

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                    JUNE 30,   DECEMBER 31,
                                                      2005         2004
	                            ASSETS

Current Assets
Cash                                                 $29,000      $28,000
Accounts receivable, less allowance for
   doubtful accounts of $5,000 in 2005 and 2004       13,000       21,000
Prepaid expenses                                      10,000        8,000
                                                     -------      -------
        Total current assets                          52,000       57,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                     -            -
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                     $74,000      $79,000
                                                    ========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $21,000      $18,000
Accrued interest                                     502,000      467,000
Accrued expenses                                      11,000       33,000
Accrued taxes                                         28,000       37,000
Notes payable - related party - Notes 4 and 11     1,693,000    1,693,000
                                                   ---------    ---------
         Total current liabilities                 2,255,000    2,248,000

Commitments and Contingencies - Notes 5 and 6

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,067,000   27,049,000
Accumulated deficit                              (29,260,000) (29,230,000)
                                                 ------------ ------------
Total shareholders' deficit                       (2,181,000)  (2,169,000)
                                                  -----------  -----------
                                                     $74,000      $79,000
                                                  ===========  ===========


           See accompanying notes to unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                  Three months ended          Six months ended
                                        June 30,                  June 30,
                                    2005         2004          2005        2004
Revenues
Revenues from rental
   operations                      $86,000     $181,000     $195,000     $342,000

Expenses
Cost of rental operations           53,000      147,000      131,000      288,000
Selling, general and
   administrative                   32,000       50,000       50,000      106,000
Contributed management services      9,000         --         18,000         --
                                   -------      -------      -------      -------
                                    93,000      197,000      199,000      394,000

Gain on sale of assets - net        25,000         --         52,000         --
                                   -------      -------      --------    ---------
Operating income (loss)             18,000      (16,000)      48,000      (52,000)

Other income                         8,000         --          8,000          --
Interest expense, net              (42,000)     (46,000)     (85,000)     (90,000)
                                  ---------    ---------     --------     --------
Net loss                          ($17,000)    ($62,000)    ($30,000)   ($142,000)
                                 ==========   ==========    =========   ==========
Basic and diluted income
  (loss) per share                  ($0.00)      ($0.00)      ($0.01)      ($0.01)


Weighted average number of
 shares outstanding              23,740,964  23,740,964    23,740,964   23,740,964


               See accompanying notes to financial statements.

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Six months ended                               June 30, 2005     June 30, 2004
OPERATING ACTIVITIES
  Net loss                                         ($30,000)        ($142,000)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
  Gain on sale of property and equipment            (52,000)             --
  Depreciation and amortization                      27,000            41,000
  Change in valuation allowance                     (27,000)          (41,000)
  Contributed management services                    18,000              --
Changes in assets and liabilities:
  Accounts receivable                                 8,000            (5,000)
  Prepaid expenses and other current assets          (2,000)           (2,000)
  Deposits and other assets                             --               --
  Accounts payable                                    3,000            11,000
  Accrued liabilities                                 4,000            57,000
                                                   --------          --------
Net cash provided by (used in) operating
  activities                                        (51,000)          (81,000)

INVESTING ACTIVITIES
Proceeds from disposal of equipment                  52,000               --
Purchases of property and equipment                    --                 --

                                                    --------          --------
Net cash provided by investing activities            52,000               --

FINANCING ACTIVITIES
Proceeds from borrowings from long-term debt           --              96,000
Repayment of borrowings from long-term debt            --             (15,000)
                                                   ---------          --------
Net cash provided (used) by financing activities       --              81,000

Net increase (decrease) in cash                       1,000              --
Cash at beginning of period                          28,000             1,000
                                                     ------           -------
Cash at end of period                               $29,000            $1,000
                                                    =======            ======

Supplemental disclosure of cash flow information
Cash paid during the period for:

  Interest                                          $28,000           $10,000
  Income taxes                                       $1,000            $1,000


            See accompanying notes to unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2004.

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

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  June 30,      December 31,
                                                    2005             2004

Rental equipment                                $3,978,000       $4,081,000
Machinery and equipment                             90,000           90,000
Leasehold improvements                              12,000           12,000
Furniture and fixtures                              26,000           26,000
Automobiles and trucks                              29,000          113,000
                                                ----------       ----------
                                                $4,135,000       $4,322,000
Less accumulated depreciation and amortization   4,009,000        4,169,000
Less rental asset valuation allowance              126,000          153,000
                                                 ---------        ---------
                                                   $ --             $ --
                                                  ========         ========

The valuation allowance has been reduced by $27,000 and $41,000 which was recorded against and reduced depreciation expense for the six months ended June 30, 2005 and 2004, respectively.

4. NOTES PAYABLE - RELATED PARTY

Notes payable - related party consist of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, which matured June 2005 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $193,000 at both June 30, 2005 and December 31, 2004. These loans are with DOOFF,LLC.
One director and two principal shareholders of the Company are also principals of DOOFF, LLC. As of June 30, 2005, the Company was $502,000 in arrears in its interest payments to DOOFF, LLC. and was in default under the terms of these loans. DOOFF, LLC has the right, under the terms of the loan, to foreclose on the collateral.

5. INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At June 30, 2005, the Company has net operating loss-carry forwards of approximately $25 million for federal tax purposes, which expire from 2006 to 2025. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $4 million for California tax purposes, which expire from 2005 to 2015.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)


At June 30, 2005, total deferred tax assets, consisting princially of net operating loss carryforwards, amounted to approximately $8.7 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

6. COMMITMENTS AND CONTINGENCIES

Lease

On January 16, 2004, Company entered into a new lease of its premises.
The lease expires December 31, 2007 and contains an option to extend the term for five additional years contingent upon (1) The lessor exercising its option to extend the master lease on the premises beyond its current December 31, 2007 expiration and (2) that the Company notify the lessor in writing of its intention to renew prior to April, 2007 and (3) Argus Pacific, the lessor of space contiguous to that occupied by the Company, exercises its option to extend. The lease expense increases annually based on a cost of living index and the Company is also responsible for common area maintenance charges, utilities, property taxes and insurance. Rent expense with regard to this lease was approximately $12,000 and $21,900 for the quarters ended June 30, 2005 and 2004, respectively.

Commencing January, 2005 the Company entered into an agreement with DOOFF LLC, its secured lender by which DOOFF LLC occuppies approximately one-half of the space leased by the Company. The Company is recording the amount due to it by DOOFF LLC under this agreement as a payment for past interest due.

7. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the quarters ending June 30, 2005 and 2004. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

8. CONTRIBUTED MANAGEMENT SERVICES

During the quarter ended June 30, 2005, the Company recorded the contribution of services from and on behalf of the Chief Executive and Chief Financial Officers valued at $9,000, which was recorded as an expense and an increase to additional paid-in capital.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (Unaudited)

       SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                            REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q includes certain forward-looking statements based upon management's beliefs, as well as assumptions made by and data currently available to management. This information has been, or in the future, may be included in reliance on the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements are subject to a number of risks and uncertainties including, but not limited to, the following: continued forbearance by its lender regarding past due interest and principal payments; adverse developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain products and services and negotiate terms with vendors and service providers for current orders; the ability to develop, fund and execute an operating plan for the Company; the ability of the Company to attract and retain employees; competitive pressures from other camera car companies and grip equipment rental companies which may affect the nature and viability of the Company's business strategy; the ability of the Company to attract and retain customers; and the absence of an active public trading market for the Company's common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. which matured in June, 2005. The Company has been in material non-compliance with the terms of the loan, and its lender has indicated that no further funds will be advanced. The Company owed $193,000 under the revolving line as of June 30, 2005. In addition, the Company has failed to make interest payments totaling $502,000 to DOOFF, LLC. In the past, ongoing operations have not provided sufficient cash to meet the Company's ongoing obligations as they have become due. In 2005, the Company has reduced its workforce to two employees and has commensurately achieved reductions in its employee benefit expense, and rental and associated occupany expenses. Management believes that these cost reductions will allow the company to operate with positive cash flows with the lender's forbearance concerning payments due for interest and principal. In addition, the Company sold some of its equipment in both 2004 and 2005 and used the proceeds to fund its operations. If sufficient funds are not available, the Company may be required to curtail or cease operations.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

RESULTS OF OPERATIONS

The following analysis compares the three months ended June 30, 2005 with the three months ended June 30, 2004.

Commencing in the fourth quarter of 2004 and continuing through in the current quarter, the Company has undertaken to sell excess and unused rental inventory of dollies and cranes. It has been successful in selling several Enlouva and Akela cranes and Panther dollies. During the current quarter the Company sold fully-depreciated equipment for $25,000 and recorded a gain of the same amount. The proceeds of these sales have been used to fund operations and repay past due interest to its secured lender.

Camera car rentals, which account for over 80% of the Company's rental revenues, suffered a serious decline during the second quarter of 2005, dropping from $142,000 in the same quarter of last year to $71,000 in the current quarter. This decline accounted for $71,000 of the $95,000 decline in revenues from the same quarter last year. The decline was caused by fewer Los Angeles area productions and increased competition with other camera car companies with newer cars, more generator power and different crane configurations.

Total costs of rentals declined from $146,000 to $53,000, reflecting cost reductions in payroll, payroll benefits, occupancy costs, insurance, supplies and repairs and maintenance. Most of the Company's costs of rentals are fixed costs which do not vary materially with rental activity.

Corporate expenses were reduced from $50,000 in the second quarter of 2004 to $39,000 in the current quarter. Major cost savings were achieved in insurance, payroll, and occupancy expenses.

The Company incurred $1,800 in selling expenses during the current quarter versus $1,900 in the same quarter of last year.


The following analysis compares the six months ended June 30, 2005 with the corresponding six months ended June 30, 2004.

The Company's revenue for the first half of 2005 decreased substantially in all areas of rental operations. Camera cars rental income decreased from $278,000 in the first half of 2004 to $155,000 in the current year. The Company continues to face substantial competition from newer vehicles with larger generator power and different crane configurations, coupled with a shrinking total market for camera cars in the Los Angeles area.

Dolly and crane rentals, including Akela crane rentals, are less than half when compared with the previous year.

Year-to-date rental expenses and general and administrative expenses were reduced substantially through personnel lay-offs and subrental activities.

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

Item 4.

Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Litigation.

The Company is not party to any litigation.

Item 3.   Defaults on Senior Securities

As of June 30, 2005, the Company was $502,000 in arrears in its interest payments and $193,000 in arrears in principal payments under terms of the loans from DOOFF LLC (see Note 4 to Financial
Statements).

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits 31 and 32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed no reports on Form 8-K during the quarter ended June 30, 2005.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   August 10, 2005                 Martin Perellis
                                     Chairman of the Board,
                                     Chief Executive and
                                     Chief Financial Officer