Form 10-Q
period 2005-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2005-11-15
CIK 775714

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                       FORM 10-Q

[Mark one]
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended SEPTEMBER 30, 2005

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

Check whether the issuer:(1)filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.   Yes   [x]   No

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.  Yes   [ ]    No   [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2005.

    Common Stock $.0005 par value                          23,740,964
               (Class)	                              (Number of shares)

                      CAMERA PLATFORMS INTERNATIONAL, INC.
                                    INDEX

                                                           Page Number

PART I.   FINANCIAL INFORMATION:

Item 1.	Financial Statements:

   Statement of Financial Position
     at September 30, 2005 and December 31, 2004                  3

   Statement of Operations for the
     Three Months ended September 30, 2005 and 2004, and
     the Nine Months ended September 30, 2005 and 2004            4

   Statement of Cash Flows for the
     Nine Months ended September 30, 2005 and 2004                5

   Notes to Unaudited Financial Statements                        6

Item 2.	Management's Discussion and Analysis of Financial
   Condition and Results of Operations                           10

Item 3.    Quantitative and Qualitative Disclosures about        13
           Material Risk

Item 4.    Controls and Procedures                               13

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                     14

Item 3.    Defaults Upon Senior Securities                       14


Signature Page                                                   14

Exhibit 31     Certification Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

Exhibit 32     Certifications Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002


                        CAMERA PLATFORMS INTERNATIONAL, INC.
                          STATEMENT OF FINANCIAL POSITION

                                                September 30,      December 31,
                                                   2005               2004
                                                (Unaudited)         (Audited)

                                 ASSETS
Current Assets
    Cash                                            $ 23,000        $ 28,000
    Accounts receivable, less allowance
       for doubtful accounts of $5,000
       in 2005 and $5,000 in 2004                     16,000          21,000
    Prepaid expenses                                   1,000           8,000
                                                    --------        --------

            Total current assets                      40,000          57,000

Property and equipment, net of depreciation,
    amortization and rental asset
    valuation allowance                                 -               -
Deposits and other non current assets                 22,000          22,000
                                                    --------        --------
            Total Assets                            $ 62,000        $ 79,000
                                                    ========        ========


        LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                $ 13,000         $18,000
    Accrued interest                                 516,000         467,000
    Accrued expenses                                  22,000          33,000
    Accrued taxes                                     28,000          37,000
    Note payable - related party - Notes 4 and 11  1,693,000       1,693,000
                                                    --------       ---------
            Total current liabilities              2,272,000       2,248,000


Commitments and contingencies - Note 6

Shareholders' Deficit
    Common stock - $.0005 par value;
    100,000,000  shares authorized;
    shares issued and outstanding: 23,740,964         12,000          12,000
    Additional paid-in capital                    27,076,000      27,049,000
    Accumulated deficit                          (29,298,000)    (29,230,000)
                                                 ------------    ------------
            Total shareholders' deficit           (2,210,000)     (2,169,000)
                                                  -----------     -----------
            Total liabilities and
                shareholders' deficit               $ 62,000        $ 79,000
                                                    ========       =========

                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           CAMERA PLATFORMS INTERNATIONAL, INC.
                                 STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                    Three months ended          Nine months ended
                                        September 30,             September 30,
                                      2005        2004          2005        2004
Revenues

    Rentals                         $ 88,000    $168,000      $283,000    $510,000

Expenses

    Cost of rental operations         55,000     128,000       186,000     415,000
    Selling, general and
           administrative             40,000      38,000        90,000     144,000
    Contributed management services    9,000        -           27,000        -
                                     -------     -------       -------     -------
                                     104,000     166,000       303,000     559,000
                                     -------     -------       -------     -------

Gain on sale of assets                20,000        -           72,000         -
                                     -------     -------       -------     -------
Operating income(loss)                 4,000       2,000        52,000     (49,000)
Interest expense, net                (42,000)    (46,000)     (128,000)   (136,000)
Other income (expense), net             -           -            8,000      (1,000)
	                               --------   ---------     ---------    ---------
Net (loss)                          ($38,000)   ($44,000)     ($68,000)  ($186,000)
                                   ==========   =========     =========   =========


Basic and diluted loss per share     ($0.00)     ($0.00)       ($0.01)     ($0.01)



Weighted average number of
  shares outstanding                23,740,964   23,740,964  23,740,964  23,740,964


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        CAMERA PLATFORMS INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Nine months ended	                           September 30, 2005    September 30, 2004
OPERATING ACTIVITIES
Net loss                                           ($68,000)        ($186,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
       Gain on asset disposal                       (72,000)             -
       Depreciation and amortization                 41,000              -
       Change in asset valuation allowance          (41,000)
       Contributed management services               27,000
       Changes in assets and liabilities:
       Accounts receivable                            5,000              -
       Prepaid expenses                               7,000            28,000
       Deposits and noncurrent assets                    -               -
       Accounts payable                              (5,000)           (6,000)
       Other current liabilities                     29,000            95,000
                                                    --------          -------

Net cash used in operating activities               (77,000)          (69,000)


INVESTING ACTIVITIES
       Proceeds from asset disposal                  72,000              -
       Purchases of property and equipment             -                 -
                                                    -------           -------
      Net cash provided by investing activities      72,000              -

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt             -              110,000
Principal payments on long-term debt                   -              (15,000)
                                                    --------         ---------
Net cash provided by financing activities              -               95,000
                                                    -------           --------

Net (decrease) in cash                               (5,000)           26,000
Cash at beginning of period                          28,000             1,000
                                                    -------           --------
Cash at end of period                               $23,000           $27,000
                                                    =======           ========



Supplemental disclosure of cash flow information cash paid during the period for:

           Interest                                 $43,000           $14,000
           Income taxes	                            $ 1,000           $ 1,000

                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         CAMERA PLATFORMS INTERNATIONAL, INC.
                           NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization, and the rental asset valuation allowance. Depreciation and amortization is generally determined using the straight-line method over the estimated useful life of the property and equipment, using periods ranging from three to ten years.

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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally twelve months. Advertising costs expensed totaled $5,000 and $3,000 for the nine months ended September 30, 2005 and 2004, respectively, and were recorded as part of selling, general and administrative expenses.

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

NOTE 3 - PROPERTY AND EQUIPMENT

                                                September 30,     December 31
                                                    2005             2004
Equipment available for lease	                    $3,627,000      $4,081,000
Machinery and equipment                               90,000          90,000
Leasehold improvements                                12,000          12,000
Furniture and fixtures                                26,000          26,000
Automobiles and trucks                                29,000         113,000
                                                   ---------       ---------
                                                   3,784,000       4,322,000
Less accumulated depreciation and amortization     3,672,000       4,169,000
Less rental asset valuation allowance                112,000         153,000
                                                   ---------       ---------
                                                      $-               $-
                                                   =========       =========

The valuations allowance has been reduced by $41,000 for the nine months ended September 30, 2005, which was recorded against and reduced accumulated depreciation.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS


NOTE 4 - LONG TERM DEBT AND RELATED PARTY TRANSACTIONS

4. NOTES PAYABLE - RELATED PARTY

Notes payable - related party consist of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, which matured June 2005 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $193,000 at both September 30, 2005 and December 31, 2004. These loans are with DOOFF,LLC. One director and two principal shareholders of the Company are also principals of DOOFF, LLC. As of September 30, 2005, the Company was $516,000 in arrears in its interest payments to DOOFF, LLC. and was in default under the terms of these loans. DOOFF, LLC has the right, under the terms of the loan, to foreclose on the collateral.

5. INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At September 30, 2005, the Company has net operating loss-carry forwards of approximately $25 million for federal tax purposes, which expire from 2006 to 2025. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $4 million for California tax purposes, which expire from 2005 to 2015.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)


At September 30, 2005, total deferred tax assets, consisting princially of net operating loss carryforwards, amounted to approximately $8.7 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease

Effective April 1, 2004, the Company entered into a new lease for reduced space at its existing premises which expires December 31, 2007. The lease of $7,000 per month increases annually based on a cost of living index, and the Company is also responsible for common area maintenance charges, utilities, property taxes, and insurance. Rent expense with regard to this lease was approximately $12,000 and $21,900 for the quarters ended September 30, 2005 and 2004, respectively.

Commencing January, 2005 the Company entered into an agreement with DOOFF LLC, its secured lender by which DOOFF LLC occuppies approximately one-half of the space leased by the Company. The Company is recording the amount due to it by DOOFF LLC under this agreement as a payment for past interest due.

7. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the quarters ending September 30, 2005 and 2004. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

8. CONTRIBUTED MANAGEMENT SERVICES

During the quarter ended September 30, 2005, the Company recorded the contribution of services from and on behalf of the Chief Executive and Chief Financial Officers valued at $9,000, which was recorded as an expense and an increase to additional paid-in capital.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. which matured in June, 2005. The Company has been in material non-compliance with the terms of the loan, including failure to pay the loan upon maturity, and its lender has indicated that no further funds will be advanced. The Company owed $193,000 under the revolving line as of September 30, 2005. In addition, the Company has failed to make interest payments totaling $516,000 to DOOFF, LLC. In the past, ongoing operations have not provided sufficient cash to meet the Company's ongoing obligations as they have become due. In 2005, the Company has reduced its workforce to two employees and has commensurately achieved reductions in its employee benefit expense, and rental and associated occupancy expenses. The Company sold some of its equipment in both 2004 and 2005 and used the proceeds to fund its operations.
If sufficient funds are not available, the Company may be required to curtail or cease operations.

RESULTS OF OPERATIONS

The following analysis compares the three months ended September 30, 2005 with the three months ended September 30, 2004, and the nine months ended September 30, 2005 with the nine months ended September 30, 2004.

        Third quarter 2005 results compared with third quarter 2004

The Company's revenue for the third quarter decreased by 48% compared with
the same period of 2004.   Camera car rentals decreased by 36%. During late
fiscal 2004 and continuing in 2005, the Company has sold dollies and cranes as a means to fund ongoing cash obligations. As a result of these equipment sales, the Company no longer has Akela cranes, which accounted for $24,000 in revenues, or approximately 14% of 2004 third quarter revenues. Additionally, Panther and Enlouva equipment sales have resulted in substantially less rental revenues. Those revenues decreased by 58% as compared with 2004.

In general, Company revenues continue to trend down as competition with other camera car and crane rental companies is coupled with fewer feature films and advertising spots being shot in and around the Los Angeles area. The Company,s aging fleet of camera cars do not have the electrical amperage which is provided by some of its competitors, which has resulted in lost rentals.

The Company was able to reduce expenses by continuing to reduce its rental space and associated rental expense and laying off additional staff. Total expenses, including rental, general and adminstrative and advertising, were reduced from $166,000 in the third quarter of 2004 to $104,000 in the current quarter. However, these cost reductions were insufficient to offset the decreases experienced in rental revenues. The Company experienced an operating loss before income from equipment sales and interest expense of $16,000 against income of $2,000 in the same quarter of last year.


      Nine months ended September 30, 2005 results compared with nine months ended September 30, 2004

The Company's year-to-date revenues through the third quarter decreased by 44.5% compared with the same period of 2004, continuing a trend toward lower revenues. During late fiscal 2004 and continuing in 2005, the Company has sold dollies and cranes as a means to fund ongoing cash obligations. As a result of these equipment sales, the Company no longer has Akela cranes, which accounted for $47,000 in revenues, or approximately 9% of 2004 year-to-date revenues. Additionally, Panther and Enlouva equipment sales resulted in a $13,000, or 22%, reductions in rental revenues.

                      CAMERA PLATFORMS INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


Camera car rental revenue reductions, which were 41% down from 2005, continue a trend, as the Company faces increased competition from other camera car companies with newer fleets and higher generator amperage, coupled with fewer feature films and advertising spots filmed in the Los Angeles area.

Costs of rentals were reduced by $229,000 compared with 2004, and general and administrative expenses were down by $27,000. The loss before equipment sales and interest was reduced from $49,000 in 2004 to $20,000 in the nine months ended September, 2005.

Inflation

Inflation has not had a material impact on the Company's operations to date, and the Company believes it will not have a material effect on operations in the next twelve months. Fuel costs are reimbursed separately by rental clients and do not materially impact the Company's operations.

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

Item 4.

Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                    CAMERA PLATFORMS INTERNATIONAL, INC.


PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not party to any legal proceedings.

Item 3.     Defaults Upon Senior Securities

      As of September 30, 2005, the Company was $193,000 in arrears in its principal payments and $516,000 in arrears in its interest payments to DOOFF LLC under the terms of the loans from DOOFF LLC (see Note 4 to Financial Statements).

Item 6

	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                            /s/ Martin Perellis

Date:   October 31, 2005                    	Martin Perellis
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