Form 10-K
period 2005-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2006-03-30
CIK 775714

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM  10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
         For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-know seasoned issuer, as
defined by Rule 405 of the Securities Act.      Yes [ ]   No  [X]

Indicate by check mark is the registrant is not require to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes  [ ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is accelerated filer(as
defined in Exchange Act Rule 12b-2).             Yes [ ]  No  [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act.               Yes [ ]  No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 22, 2006 was $1,068,343 (based on the average bid and ask price of Common Stock in the over-the-counter market on that date).

23,740,964 shares of registrant's Common Stock, $.0005 par value, were outstanding on March 22, 2006.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                                CONTENTS

                                                                Page


PART I

Item 1.     BUSINESS                                              3

Item 1A.    RISK FACTORS                                          4

Item 1B.    UNRESOLVED STAFF COMMENTS                             4

Item 2.     PROPERTIES                                            4

Item 3.     LEGAL PROCEEDINGS                                     4

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   4

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY,
            RELATED STOCKHOLDER MATTERS AND ISSUER
            PURCHASES OF EQUITY SECURITIES                        5

Item 6.     SELECTED FINANCIAL DATA                               6

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                            8

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                          11

Item 8.     FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                                   13

Item 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
            DISCLOSURES                                          27

Item 9A.	CONTROLS AND PROCEDURES                              27

Item 9B.    OTHER INFORMATION                                    27

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT                                           27

Item 11.    EXECUTIVE COMPENSATION                               29

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                       30

Item 13.	CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                         31

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES               31

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES           32

		SIGNATURES                                           33



             CAMERA PLATFORMS INTERNATIONAL, INC.

PART I

Item 1 - Business

Camera Platforms International, Inc., a Delaware corporation, ("Shotmaker" or "the Company") rents camera cars and related production equipment used in the film and video industries. The Company rents three varieties of camera cars, together with tow dollies, process trailers and cranes used in conjuction with them.

General

Shotmaker equipment has been used to film many of the top recent U.S. movies. A partial list includes Mission Impossible 3, Spiderman 3, and 40 Year Old Virgin. In addition, a number of prime time television programs and series use Shotmaker equipment, such as Fear Factor, My Name is Earl, Scrubs,
2 1/2 Men, and America's Most Wanted. Commercials for Lexus, Honda, Ford Toyota, Chevrolet, Adidas, Nike and McDonald's and other national and international brands were filmed using the Company's equipment.
                                                         .
Products

The Shotmaker Camera Car fleet currently consists of 12 camera cars, which include one Shotmaker "Elite Plus", four Shotmaker "Elites" (one non-operational, two Shotmaker "Premier Plus" (one non-operational), one Shotmaker "Premier" (non-operational), and four Shotmaker "Classics".
All the camera cars are based at the Company's headquarters and rented throughout the western United States. Camera cars are used in the motion picture, television and commercial industries to provide a stable base for cameras to film action scenes.

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

Competition. No other company currently owns a fleet of camera cars as large as the Company's. In recent years several small fleets of newer camera cars have emerged featuring AC electricity availability, greater generator power, and lower-to-the-ground process trailers, which have affected the Company's competitiveness and has resulted in reduced rental revenues.

                CAMERA PLATFORMS INTERNATIONAL, INC.


During the fourth quarter of 2004 and continuing through 2005, the Company sold significant number of Enlouva and Akela cranes, some of which were sold into the regional rental market in which the Company operates.
The Company no longer owns any Akela cranes and has a limited inventory of Enlouva and Panther cranes.

Patents and Trademarks. The Company has registered THE SHOTMAKER, AKELA, and ENLOUVA as trademarks in the United States, Canada, and Japan. Panther GmbH, an unrelated company, holds all patents and trademarks on its Panther products.

Employees. 	The Company had two full-time employees at March 22, 2006.  The
Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

Item 1A.  Risk Factors

Company's equity securities are subject to a number of risks and uncertainties including, but not limited to, the following: continued failure of the Company to achieve profitable operations and to secure adequate liquidity and working capital to continue on-going operations; defaults on the Company's secured loans which leave the Company vulnerable to repossession of its equipment;
developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain products and services and negotiate terms with vendors and service providers for current orders; the ability to develop, fund and execute an operating plan for the Company; the ability of the Company to attract and retain employees; competitive pressures from other camera car companies and grip equipment rental companies which may affect the nature and viability of the Company's business strategy; the ability of the Company to attract and retain customers; and the absence of an active public trading market for the Company's common stock.

Item 1B. -  Unresolved Staff Comments

NONE

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

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

2005  1st Quarter................................................ .0300 .0300
	2nd Quarter................................................ .0600 .0400
	3rd Quarter................................................ .0400 .0400
      4th Quarter................................................ .0500 .0400

2006  1st Quarter................................................ .0400 .0400


                   CAMERA PLATFORMS INTERNATIONAL, INC.

As of March 10, 2006, there were approximately 1500 beneficial owners of 23,740,964 outstanding shares of the Company's common stock, held by approximately 504 shareholders of record.

The Company has not paid a dividend on its common stock since inception.

Item 6 - Selected Financial Data

Year ended 12/31             2005         2004        2003         2002         2001
----------------          ----------   ----------  ----------   ----------   ----------
Revenues                   $326,000     $644,000     $704,000     $784,000      $918,000
Net Loss                    (85,000)    (117,000)    (156,000)    (756,000)     (669,000)
Total assets                 60,000       79,000      130,000      106,000       793,000
Long-term debt                 -            -       1,734,000    1,725,000     1,702,000
Net  income (loss) per
 share of common stock       ($.01)      ($0.01)      ($0.01)      ($0.03)       ($0.03)

                             CAMERA PLATFORMS INTERNATIONAL, INC.
                           CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
                                           (Unaudited)

                               Quarter ended            Quarter ended           Quarter ended            Quarter ended
                                  March 31,                June 30,             September 30,            December 31,
                              2005        2004       2005          2004      2005          2004        2005          2004
                            --------------------     --------------------     --------------------     --------------------
Revenues                    $109,000    $161,000    $ 86,000     $181,000     $88,000     $168,000     $44,000     $134,000
Cost of sales and rentals     78,000     141,000      53,000      147,000      55,000      128,000      46,000      108,000
Selling, general and
 administrative               19,000      56,000      32,000       50,000      40,000       38,000      14,000       80,000
Contributed Management
 services                      9,000       3,000       9,000        3,000       9,000        3,000       9,000        3,000
Gain on sale of fixed assets  27,000                  25,000                   20,000                   50,000      177,000
                            --------    --------     --------    --------     --------    --------     --------    --------

Operating income (loss)       30,000     (39,000)     17,000      (19,000)      4,000       (1,000)     25,000      120,000
Interest  expense, net       (43,000)    (44,000)    (42,000)     (46,000)    (42,000)     (46,000)    (42,000)     (48,000)
Other income
   (expense), net                           -          8,000         -           -           -             -          6,000
                           ----------  ----------   ----------  ----------    ---------    --------   ----------  ----------
Net income (loss)           ($13,000)   ($83,000)   ($17,000)    ($65,000)   ($38,000)    ($47,000)   ($17,000)     $78,000
                           ==========  ==========   ==========  ==========    =========    ========   ==========  ==========
Net (loss) per share
   of common stock            ($0.00)    ($0.00)     ($0.00)      ($0.00)     ($0.00)      ($0.00)       $0.00       $0.00
Weighted average number
  of shares outstanding   23,740,964  23,740,964   23,740,964  23,740,964   23,740,964  23,740,964   23,740,964  23,740,964

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

                 CAMERA PLATFORMS INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. The Company has been in material non-compliance with the terms of the loan, and its lender has indicated that no further funds will be advanced. As of December 31, 2005, the Company owed $194,000 under the revolving line which matured June, 2005. In addition, the Company has failed to make interest payments totaling $530,000 to DOOFF, LLC. In the past, ongoing operations have not provided sufficient cash to meet the Company's ongoing obligations as they have become due. In 2005, the Company reduced its work force to two employees and commensurately achieved reductions in its employee benefit expense, and rental and associated occupany expenses. Because of continued erosion of rental revenues, these reductions have not resulted in positive cash flow from operations. The Company has continued to sell some of its equipment during 2005, will attempt to liquidate more assets in 2006,and, with its lender's approval, use the proceeds to fund its operations. If sufficient funds are not available, the Company may be required to curtail or cease operations.

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

Results of Operations

2005 versus 2004

During 2005, the Company's total rental revenues decreased by 49% from the previous year. 8% of this decrease was due the the sale of all of the Company's Akela cranes. In addition, Pegasus and Enlouva crane rentals decreased by $16,000, The largest decrease, however, was in the Company's core business of camera car rentals. Camera car rentals decreased from $523,000 in 2004 to $273,000 in 2005. The Company continues to face competition from camera car companies with newer fleets and larger electrical generating power. This, coupled with a general over-capacity in the industry, has caused market share to decline and average daily rental rates to remain stagnant.

Because much of the Company's cost of rentals are fixed costs, primarily comprised of rent, insurance, and payroll, camera car rental costs were reduced by only $56,000 from 2004 to 2005. With the elimination of Akela rentals and a substantial part of the dolly and crane rental business, total cost of rentals decreased by $291,000.

Corporate expenses were reduced by $94,000, primarily through reductions in payroll and insurance.

Fourth Quarter 2005 versus fourth quarter 2004

During the fourth quarter of 2005, the Company experienced a severe decline in rental revenues. Revenues in 2004 were $135,000 as compared to $44,000 in 2005. The Company was able to reduce cost of rentals by $64,000. General and administrative expenses declined by $66,000, primarily through reduced payroll and quarterly accruals of the annual audit fee.

                   CAMERA PLATFORMS INTERNATIONAL, INC.

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

                 CAMERA PLATFORMS INTERNATIONAL, INC.


Item 8 - Financial Statements and Supplementary Data

       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                    Page

Report of Independent Registered Public Accounting Firm              14

Balance Sheets at
December 31, 2005 and 2004                                           15

Statements of Operations for the Years Ended
December 31, 2005, 2004 and 2003                                     16

Statements of Cash Flows for the Years Ended
December 31, 2005, 2004 and 2003                                     17

Statement of Shareholders' Deficit for the Years
ended December 31, 2005, 2004 and 2003                               19

Notes to Financial Statements                                        20

Schedule II - Valuation and Qualifying Accounts for the
   Years Ended December 31, 2005, 2004 and 2003                      27




ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

       Report of Independent Registered Public Accounting Firm

Board of Directors
Camera Platforms International, Inc.

We have audited the accompanying balance sheets of Camera Platforms International, Inc. (the "Company") as of December 31, 2005 and 2004, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camera Platforms International, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited the Schedules of Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2005. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
February 23, 2006

                  CAMERA PLATFORMS INTERNATIONAL, INC.
                              BALANCE SHEETS
                         December 31, 2005 and 2004

                                                      2005          2004
	                            ASSETS

Current Assets
Cash                                                $25,000       $28,000
Accounts receivable, less allowance for doubtful
accounts of $1,000 in 2005 and $5,000 in 2004         8,000        21,000
Prepaid expenses                                      5,000         8,000
                                                     ------        ------

        Total current assets                        $38,000        57,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                    -             -
Deposits and other assets                            22,000        22,000
                                                    -------       -------
                                                    $60,000       $79,000
                                                    =======       =======
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                      $6,000      $18,000
Accrued interest - Note 4                            530,000      467,000
Accrued expenses                                      23,000       33,000
Accrued taxes                                         26,000       37,000
Notes payable - related party - Notes 4 and 11     1,693,000    1,693,000
                                                   ---------      -------

         Total current liabilities                 2,278,000    2,248,000

Commitments and Contingencies - Notes 5 and 8

Shareholders' Deficit

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding - Notes 1 and 7                       12,000       12,000
Additional paid-in capital - Note 11              27,085,000   27,049,000
Accumulated deficit                              (29,315,000) (29,230,000)
                                                 ------------ ------------

Total shareholders' Deficit                       (2,218,000)  (2,169,000)
                                                  -----------  -----------

                                                     $60,000      $79,000
                                                  ===========  ===========

       SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
             For the Years ended December 31, 2005, 2004 and 2003

                                               2005         2004          2003

Revenues from rental operations              $326,000     $644,000     $704,000
                                             --------     --------     --------
                                              326,000      644,000      704,000

Expenses
Cost of rental operations                     232,000      523,000      593,000
Selling, general and administrative           104,000      225,000      264,000
Contributed management services - Note 11      36,000       12,000         -
                                              -------     --------      -------
                                              372,000      760,000      857,000

Gain on sale of fixed assets - net - Note 3   122,000      177,000         -
Gain from insurance proceeds - net - Note 3      -            -         165,000

Operating income                               76,000       61,000       12,000

Interest expense, net                        (170,000)    (184,000)    (168,000)
Other income                                    8,000        6,000         -
                                              -------     ---------    ---------

Net loss                                     ($85,000)   ($117,000)   ($156,000)
                                             =========   ==========   ==========

Basic and diluted income (loss) per share:

Loss from continuing operations               ($0.00)      ($0.01)      ($0.01)
                                              -------      -------      -------
Net loss                                      ($0.00)      ($0.01)      ($0.01)
                                              ========     =======      =======

Weighted average shares outstanding        23,740,964   23,740,964   23,740,964

            SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                   CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
                      For the Years ended December 31,

                                                      2005         2004         2003
OPERATING ACTIVITIES
   Net loss                                         ($85,000)    ($117,000)    ($156,000)
      Adjustments to reconcile net
      loss to net cash used in operating
      activities:
      Depreciation and amortization                   54,000        80,000       288,000
      Change in rental asset valuation allowance     (57,000)      (80,000)     (288,000)
      (Gain) loss on disposal of equipment          (122,000)     (177,000)     (165,000)
      Contributed management services                 36,000        12,000         --
      Changes in assets and liabilities:
   Accounts and other receivables                     13,000        13,000         2,000
   Prepaid expenses                                    3,000        28,000       (16,000)
   Deposits and other assets                           --             --            --
   Accounts payable                                  (12,000)      (21,000)       (5,000)
   Accrued interest                                   63,000       151,000       149,000
   Other current liabilities                         (21,000)      (10,000)          --
                                                     --------      --------      --------
Net cash used in operating activities               (128,000)     (121,000)     (191,000)

INVESTING ACTIVITIES
Proceeds from disposal of property
    and equipment                                    125,000       214,000       170,000
Purchases of property and equipment                    -              -          (14,000)
                                                    --------       --------       -------
Net cash provided by (used in)
   investing activities                              125,000       214,000       156,000

           SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                     STATEMENTS OF CASH FLOWS, continued
                       For the Years ended December 31,

<CAPTIONS>
                                                     2005            2004           2003

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt             -            112,000        219,000
Principal payments on long-term debt                   -           (178,000)      (210,000)
Proceeds from sale of third party equipment                           --            25,000
                                                    --------        --------       --------
Net cash provided (used) by financing activities       -            (66,000)        34,000

Net increase (decrease) in cash                     (3,000)          27,000         (1,000)

Cash at beginning of year                           $28,000           1,000          2,000
                                                     -------         -------        -------
Cash at end of year                                 $25,000         $28,000         $1,000

Supplemental disclosure of cash flow information

Cash paid during the year for:

Interest                                            $62,000         $18,000        $97,000
Income taxes                                         $1,000          $1,000         $1,000

            SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                       CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Years ended December 31, 2005, 2004 and 2003

                                      Number of    Common     Paid-in     Accumulated
                                        Shares      Stock      Capital       Deficit         Total

Balance at
  December 31, 2003                   23,740,964   $12,000   $27,037,000  ($29,113,000)  ($2,064,000)

Net loss for the year, Note 11            --          --          12,000      (117,000)     (105,000)

Balance at
  December 31, 2004                   23,740,964    12,000    27,049,000   (29,230,000)   (2,169,000)

Net Loss for the year, Note 11            --          --          36,000       (85,000)      (49,000)
                                      ----------   -------   ----------   -------------  ------------

Balance at
  December 31, 2005                   23,740,964   $12,000   $27,085,000  ($29,315,000)  ($2,218,000)
                                      ==========   =======   ===========  =============  ============

   SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2005

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

The Company's losses, negative cash flows from operations and its working capital deficit raise substantial doubt about the Company's ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, an additional cash infusion. There is no assurance that additional cash will be provided or that cash flow from operations will be sufficient to meet the Company's obligations. DOOFF, LLC. the current lender, has indicated that it will no longer fund the Company. The Company has sold some of its equipment in 2005, and will liquidate more assets in 2006 in order to fund its operations.


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

The basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each year. Diluted income (loss)per share is calculated based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options have not been included in the calculation of the weighted average shares of common stock as they would have an antidilutive effect.

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005
                  See independent auditors' report

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk and Acccounts Receivable

The Company's customers are principally engaged in the production of motion pictures or television programming, or are suppliers to such companies. Credit is extended based on an evaluation of the customer's financial condition. Receivables arising from the granting of credit under normal trade terms are generally due within 30 days and are generally not collateralized. Collections of accounts receivable have consistently been within management's expectations.

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer-specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $6,000, $7,000, and $4,000 for the years ended December 31, 2005, 2004, and 2003, respectively, and were recorded as part of selling, general and administrative expenses. At December 31, 2005, 2004 and 2003 no advertising costs were capitalized.

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


                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005


New Accounting Standards

In May 2005, The FASB issued SFASA No. 154, "Accounting Changes and Error Corrections". This statement applies to all voluntary changes in accounting principle and requires restrospective application to prior periods' financial statements of changes of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statemenmt is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement will not have a material impact on the Company's financial statements.

The Company operates in a single business segment. The Company leases and rents equipment for the motion picture, television and theatrical production and music industries.


3. PROPERTY AND EQUIPMENT

                                                         December 31,
                                                      2005            2004
Equipment available for lease                     $2,986,000        4,081,000
Machinery and equipment                               90,000           90,000
Leasehold improvements                                12,000           12,000
Furniture and fixtures                                26,000           26,000
Automobiles and trucks                                29,000          113,000
                                                   ---------        ---------
                                                   3,143,000        4,322,000

Less accumulated depreciation and amortization    $3,047,000       $4,169,000
Less rental asset valuation allowance                 96,000          153,000
                                                  ----------        ---------
                                                      --                 --

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2005

3. PROPERTY AND EQUIPMENT (Continued)

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

During 2005, the Company sold fully depreciated equipment and trucks with original costs totalling $1,179,000. The Company received $125,000, recording a gain of $122,000 and adjusting the asset valuation allowance by $3,000.

4.  NOTES PAYABLE - RELATED PARTY

Notes payable - related party consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, which matured June 2005 and is also secured by all the assets of the Company. The balance outstanding on this line of credit was $193,000 at both December 31, 2005 and 2004. These loans are with DOOFF, LLC. As of December 31, 2005, the Company was $530,000 in arrears in its interest payments to DOOFF, LLC. and $193,000 in arrears in principal payments due under the terms of these loans. DOOFF, LLC has noticed the Company that it is in material default under the terms of the loan agreements, and that no further funds will be made available to the Company. DOOFF, LLC has the right, under the terms of the loan, to foreclose on the collateral.

One director and two principal shareholders of the Company are also principals of DOOFF, LLC.


                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005


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

At December 31, 2005, the Company has net operating loss-carry forwards of approximately $25 million for federal tax purposes, which expire from 2006 to 2025. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $2 million for California tax purposes, which expire from 2006 to 2015.

At December 31, 2005, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8.8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization. It represents an decrease in the valuation allowance of $77,000 in 2005, due to the expiration of a portion of the state loss carryfoward.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005

7.	COMMON STOCK AND STOCK OPTIONS

                                                Options Outstanding
                                            Shares     Weighted Avg. Exercise
                                                               Price

Outstanding and excersisable
   at January 1, 2003                     1,500,000            $0.11

Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ---------            -----
Outstanding and excersisable
   at December 31, 2003                   1,500,000            $0.11

Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ---------            -----
Outstanding and excersisable
   at December 31, 2004                   1,500,000            $0.11

Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ---------            -----
Outstanding and excersisable
   at December 31, 2005                   1,500,000            $0.11
                                          =========            =====

There are 1,500,000 options exercisable at December 31, 2005, and the weighted average remaining contractual life of the options outstanding is 2.5 years.

8. COMMITMENTS AND CONTINGENCIES

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

Commencing January, 2005 the Company entered into an agreement with DOOFF LLC, its secured lender by which DOOFF LLC occuppies approximately one-half of the space leased by the Company. The Company will be recording the amount due to it by DOOFF LLC under this agreement as a payment for past interest due. Subrental income from DOOFF, LLC offset $44,000 of accrued interest in 2005. Rental expense before the offset of the subrental income was approximately $92,000 in 2005.

Future minimum rental payments for the balance of the lease term are as follows:

Year ending December 31:

2006                         $ 95,000
2007                         $ 95,000

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005


9. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during 2005, 2004, or 2003. No geographic area outside the United States accounted for more than ten percent of total revenue during the last three years.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 2005 and 2004.

11. CONTRIBUTED MANAGEMENT SERVICES

The Company recorded the contribution of services from and on behalf of the Chief Executive and Chief Financial Officers valued at $36,000 in 2005 and $12,000 in 2004, which was recorded as an expense and an increase to additional paid-in capital.

                  See independent auditors' report

              CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Balance                                 Balance
	                                  January 1,   Additions    Deductions    December 31,

YEAR ENDED DECEMBER 31, 2003
Asset valuation allowance                $542,000        --         288,000       $254,000
Allowance for doubtful accounts             5,000        --           --             5,000
                                         --------        --        --------       --------
                                         $547,000        $0         288,000       $259,000
                                         ========        ==        ========       ========
YEAR ENDED DECEMBER 31, 2004
Asset valuation allowance                $254,000        --         101,000       $153,000
Allowance for doubtful accounts             5,000        --              --          5,000
                                         --------        --        --------       --------
                                         $259,000        $0        $101,000       $158,000
                                         ========        ==        ========       ========
YEAR ENDED DECEMBER 31, 2005
Asset valuation allowance                $153,000        --          57,000        $96,000
Allowance for doubtful accounts             5,000        --           4,000          1,000
                                         --------        --        --------       --------
                                         $158,000        $0         $61,000        $97,000
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

Item 9 - Changes In and Disagreements with Accountants on Accounting or Financial Disclosure

	Not Applicable

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

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

The following table provides certain information as of March 22, 2006 for each director and executive officer of the Company:

Name                      Age          Position with the Company

Martin Perellis            62   Director, President, Chief Executive
                                  and Chief Financial Officer
William O. Fleischman      60   Director
Rick Hicks                 62   Director


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

                   CAMERA PLATFORMS INTERNATIONAL, INC.


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

                    CAMERA PLATFORMS INTERNATIONAL, INC.


Item 11 - Executive Compensation

Compensation of Directors

Concurrent with the adoption of the 2001 Stock Option, the Board of Directors authorized the issuance of options to purchase 300,000 shares of the Company's stock to each of the Company's (then) five directors. The options were priced at $0.11, which was above the market price of the Company's stock at the date of issuance.

The Directors of the Company received no other compensation.

Compensation of Executive Officers

No executive officer received any compensation for 2005. There were no options granted to any executive officer during 2005.

                  CAMERA PLATFORMS INTERNATIONAL, INC.

Item 12 - Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of March 22, 2006.

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
1900 Avenue of the Stars, Suite 2410
Los Angeles, CA 90067


(1) Consists of (a) 5,934,054 share owned by the Wolas Family Limited Partnership. Mr. Wolas' children and a trust for the benefit of his grandchildren, and (b) 450,000 shares which would be issued upon the exercise of warrants issued to DOOFF, LLC in the aggregate amount of 900,000 warrants (Mr. Wolas owns 50% of the membership interest in DOOFF LLC), and (c) 300,000 shares which would be issued upon the exercise of stock options issued to Mr. Wolas as a director of the Company.

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

Security Ownership of Management

The following table sets forth information with respect to shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned

                CAMERA PLATFORMS INTERNATIONAL, INC.

beneficially by all directors, nominees and officers as a group as of March 22, 2006.

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

Item 14 - Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed for each of the last two fiscal years for professional services rendered by Rose, Snyder & Jacobs, the Company's principal accountant, for the audit of the Company's annual financial statements and review of the financials statements included in the Company's Form 10-Q are as follows:


                           Billings for the      Billings for the
                           Fiscal Year Ended     Fiscal Year Ended
                           December 31, 2005     December 31, 2004

Rose, Snyder & Jacobs          $32,045                 $26,395


(2) Audit-Related Fees - No other Audit-Related fees were billed in the last two fiscal years.

(3) Tax Fees  - Tax preparation fees were $2,575 in 2005 and $2,575 in 2004.

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


(b)   Reports on Form 8-K

	The Company filed no reports on Form 8-K during the quarter ended December 31, 2005.

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

    Dated:        March 22, 2006

                              CAMERA PLATFORMS INTERNATIONAL, INC

                                By: S/Martin Perellis
                                    Martin Perellis
                                    Chairman of the Board,
                                    Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following officers and directors of Camera Platforms International, Inc., on behalf of the Company, in the capacities and on the dates indicated.


March 22, 2006               Chairman of the Board,
                             Chief Executive and Chief Financial Officer
                                         By: S/Martin Perellis
                                               Martin Perellis

March 22, 2006               Director
                                         By: S/William O. Fleischman
                                               William O. Fleischman

March 22, 2006               Director
                                         By: S/Rick Hicks
                                               Rick Hicks