Form 10-Q
period 2006-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2006-05-09
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-Q

[Mark one]
[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2006.

Common Stock $.0005 par value                           23,740,964
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.

                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheets at March 31, 2006,
                and December 31, 2005                                    3

              Statements of Operations for the Three Months
                ended March 31, 2006 and 2005                            4

              Statements of Cash Flows for the Three Months
                ended March 31, 2006 and 2005                            5

              Notes to Unaudited Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11


PART II.      OTHER INFORMATION                                          12

   Item 1.    Legal Proceedings                                          12

   Item 3.    Defaults Upon Senior Securities                            12

              Signature Page                                             13

Exhibit 31    Certification Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

Exhibit 32    Certification Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                    MARCH 31,   DECEMBER 31,
                                                      2006         2005
	                            ASSETS

Current Assets
Cash                                                 $24,000      $25,000
Accounts receivable, less allowance for
   doubtful accounts of $1,000 in 2006 and 2005       18,000        8,000
Prepaid expenses and other current assets              6,000        5,000
                                                     -------      -------
        Total current assets                          48,000       38,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance                                              --           --
Deposits and other assets                             22,000       22,000
                                                    --------     --------
                                                     $70,000      $60,000
                                                    ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $ 6,000      $ 6,000
Customer deposits                                     25,000         --
Accrued interest - Note 4                            555,000      530,000
Accrued expenses                                      18,000       23,000
Accrued taxes                                         23,000       26,000
Notes Payable - related parties - Note 4           1,715,000    1,693,000
                                                   ----------   ----------
         Total current liabilities                 2,342,000    2,278,000

Commitments and Contingencies - Notes 5 and 8

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,094,000   27,085,000
Accumulated deficit                              (29,378,000) (29,315,000)
                                                 ------------ ------------
Total shareholders' deficit                       (2,272,000)  (2,218,000)
                                                  -----------  -----------
                                                     $70,000      $60,000
                                                  ===========  ===========

          See accompanying notes to unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

Three months ended                             March 31, 2006   March 31, 2005
Revenues
Revenues from rental operations                      $ 59,000        $109,000
                                                      -------        --------
		                                          $59,000        $109,000
Expenses
Cost of rental operations                              68,000          89,000
Selling, general and administrative                    14,000          19,000
Contributed management services                         9,000           9,000
                                                      -------         -------
                                                       91,000         117,000

Gain on sale of assets - net                             -             27,000
                                                      -------         -------
Operating income (loss)                               (31,000)         19,000
Miscellaneous income                                   11,000          11,000
Interest expense, net                                 (42,000)        (43,000)
                                                      -------         -------

Net loss                                             ($63,000)       ($13,000)
                                                    ==========      ==========
Basic and diluted loss per share                         --             --


Weighted average number of shares outstanding      23,740,964      23,740,964


              See accompanying notes to financial statements.

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Three months ended                              March 31, 2006  March 31, 2005
OPERATING ACTIVITIES
  Net loss                                           ($63,000)      ($13,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Gain on sale of property and equipment                 --          (27,000)
  Depreciation and amortization                        10,000         14,000
  Change in asset valuation allowance                 (10,000)       (14,000)
  Contributed management services                       9,000          9,000
Changes in assets and liabilities:
  Accounts receivable                                 (10,000)        (8,000)
  Prepaid expenses and other current assets            (1,000)        (1,000)
  Accounts payable                                        --          15,000
  Customer deposits                                    25,000           --
  Accrued and other current liabilities                17,000        (13,000)
                                                      --------       --------
Net cash provided by (used in) operating
  activities                                          (23,000)       (38,000)

INVESTING ACTIVITIES
Proceeds from sale of property and equipment              --          27,000
                                                       -------       --------
Net cash used in investing activities                     --          27,000

FINANCING ACTIVITIES
Proceeds from borrowings from short-term debt          22,000           --
Repayment of borrowings from short-term debt             --             --
                                                       ------        --------
Net cash provided (used) by financing activities       22,000           --

Net increase (decrease) in cash                        (1,000)       (11,000)
Cash at beginning of period                            25,000         28,000
                                                      --------        -------
Cash at end of period                                 $24,000        $17,000
                                                      ========        =======

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                              $ 6,000        $20,000
Income taxes                                              --            --


            See accompanying notes to unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. The Company incurred and expensed no advertising costs during the quarters ended March 31, 2006 and 2005.

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

Certain amounts from 2005 have been reclassified to conform to the 2006 presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                  March 31,      December 31,
                                                    2006             2005

Rental equipment                                $2,973,000       $2,986,000
Machinery and equipment                             90,000           90,000
Leasehold improvements                              12,000           12,000
Furniture and fixtures                              26,000           26,000
Automobiles and trucks                              29,000           29,000
                                                ----------       ----------
                                                $3,130,000       $3,143,000
Less accumulated depreciation and amortization   3,044,000        3,047,000
Less rental asset valuation allowance               86,000           96,000
                                                 ---------        ---------
                                                   $ --             $ --
                                                  ========         ========

The valuation allowance has been reduced by $10,000 and $14,000 which was recorded against and reduced depreciation expense for the quarters ended March 31, 2006 and 2005, respectively.

During the quarter ended March 31, 2006, the Company disposed of fully-depreciated equipment with an original cost of $13,000.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


4. NOTES PAYABLE - RELATED PARTIES

Notes payable - related party consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, maturing June 2006 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $193,000 at both March 31, 2006 and December 31, 2005. These loans are with DOOFF,LLC.
One directors and two principal shareholders of the Company are also principals of DOOFF, LLC. As of March 31, 2006, the Company was $555,000 in arrears in its interest payments to DOOFF, LLC. and $193,000 in arrears in principal payments due under the terms of these loans. DOOFF, LLC has noticed the Company that it is in material default under the terms of the loan agreements, and that no further funds will be made available to the Company. DOOFF, LLC has the right, under the terms of the loan, to foreclose on its collateral.

During the quarter ended March 31, 2006, two directors, including the Chief Executive Officer of the Company, loaned the Company, unsecured, $22,000 for operating capital. The amounts were loaned without interest and were repaid in full during April 2006.

5. INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At March 31, 2006, the Company has net operating loss-carry forwards of approximately $25 million for federal tax purposes, which expire from 2006 to 2025. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $2 million for California tax purposes, which expire from 2006 to 2015.

At March 31, 2006, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8.8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)


6. COMMITMENTS AND CONTINGENCIES

Lease

On January 16, 2004, Company entered into a new lease of its premises.
The lease expires December 31, 2007 and contains an option to extend the term for five additional years contingent upon (1) The lessor exercising its option to extend the master lease on the premises beyond its current December 31, 2007 expiration and (2) that the Company notify the lessor in writing of its intention to renew prior to April, 2007 and (3) Argus Pacific, the lessor of space contiguous to that occupied by the Company, exercises its option to extend. The lease expense increases annually based on a cost of living index and the Company is also responsible for common area maintenance charges, utilities, property taxes and insurance. Rent expense with regard to this lease was approximately $25,000 and $12,500 for the quarters ended March 31, 2006 and 2005, respectively. The figure for 2005 was reduced by $11,000 of sub-rental income, which was categorized as other income in 2006.

Commencing January, 2005 the Company entered into an agreement with DOOFF LLC, its secured lender by which DOOFF LLC occupies approximately one-half of the space leased by the Company. The Company is recording the amount due to it by DOOFF LLC under this agreement as a payment of past interest due.
During each of the quarters ended March 31, 2005 and 2006 the Company recognized $11,000 in rental income, classified as miscellaneous income.

7. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the quarters ending March 31, 2006 and 2005. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

8. SUBSEQUENT EVENT

On April 18, 2006, the Company sold a fully depreciated Classic camera car with a process trailer and tow dolly to a Canadian equipment rental company for $120,000 in cash.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC which has matured. The Company owed $193,000 at March 31, 2006, but no further advances are available.

In addition the Company has failed to make interest payments totaling $555,000 to DOOFF, LLC. The Company has no source of repayment of these obligations. DOOFF, LLC has the right, under the terms of its loan, to foreclose on the collateral.

There is no assurance that ongoing operations will provide sufficient cash to meet the Company's ongoing obligations as they become due. If sufficient funds are not available, the Company may be required to curtail or cease operations.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

RESULTS OF OPERATIONS

The following analysis compares the three months ended March 31, 2006 with the three months ended March 31, 2005.

Commencing in the fourth quarter of 2005 and continuing in the current quarter, the Company has undertaken to sell its rental inventory of dollies and cranes. The proceeds of these sales have been used to fund operations and repay past due interest to its secured lender.

The Company's revenue for the first quarter decreased by 46% compared with the same period of 2005. The largest reduction was in the rental of the Company's Classic camera car, which was down $17,000 from the same quarter last year. The Company did not incur any selling expenses during the current quarter or the first quarter of 2005.

General and administrative decreased from $19,000 to $14,000. The decrease is a result of lower insurance and supply costs.

The Company had operating loss of $31,000 for the current quarter compared with operating income of $19,000 in the same quarter of 2005.

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

Item 3.   Defaults upon Senior Securities

 As of March 31, 2006, the Company was $555,000 in arrears in its interest payments and $193,000 in arrears in principal payments under the terms of the loans from DOOFF LLC (see Note 4 to Financial Statements).

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits 31 and 32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2006.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   May 8, 2006                  Martin Perellis
                                     Chairman of the Board,
                                     Chief Executive and
                                     Chief Financial Officer