Form 10-Q
period 2006-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2006-11-09
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

[Mark one]
[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2006.

Common Stock $.0005 par value                           23,740,964
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.


Part I	FINANCIAL INFORMATION


                                       CONTENTS

                                                                      Page
                                                                     Number

   Item 1.    Financial Statements:

              Balance Sheets at September 30, 2006,
                and December 31, 2005                                    3

              Statements of Operations for the Three Months
                and Nine Months ended September 30, 2006 and 2005        4

              Statements of Cash Flows for the Nine Months
                ended September 30, 2006 and 2005                        5

              Notes to Unaudited Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

   Item 3.    Quantitative and Qualitative Disclosures about             13
              Material Risk

   Item 4.    Controls and Procedures                                    13


PART II.      OTHER INFORMATION                                          14

   Item 1.    Legal Proceedings                                          14

   Item 3.    Defaults on Senior Securities                              14

   Item 6.    Exhibits and Reports on Form 8-K                           14


              Signature Page                                             15

   Exhibits 31 and 32   Certifications Pursuant to Section 906 of
     the Sarbanes-Oxley Act of 2002.

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                  (UNAUDITED)
                                                September 30,   DECEMBER 31,
                                                      2006         2005
	                            ASSETS

Current Assets
Cash                                                $ 55,000      $25,000
Accounts receivable, less allowance for
   doubtful accounts of $0 in 2006 and $1000
   in 2005                                            19,000        8,000
Prepaid expenses and other current assets              4,000        5,000
                                                     -------      -------
        Total current assets                          78,000       38,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                     -            -
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                    $100,000      $60,000
                                                    ========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                      $2,000      $ 6,000
Accrued interest                                     500,000      530,000
Accrued expenses                                       7,000       23,000
Accrued taxes                                         20,000       26,000
Note payable - bank - Note 4                          80,000
Notes payable - related party - Note 5             1,693,000    1,693,000
                                                   ---------    ---------
         Total current liabilities                 2,302,000    2,278,000

Commitments and Contingencies - Notes 6 and 7

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
  shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,112,000   27,085,000
Accumulated deficit                              (29,326,000) (29,315,000)
                                                 ------------ ------------
Total shareholders' deficit                       (2,202,000)  (2,218,000)
                                                  -----------  -----------
                                                    $100,000      $60,000
                                                  ===========  ===========


           See accompanying notes to unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                   Three months ended        Nine months ended
                                     September 30,              September 30,
                                    2006         2005          2006        2005
Revenues
Revenues from rental
   operations                      $91,000      $88,000     $277,000     $283,000

Expenses
Cost of rental operations           80,000       66,000      206,000      222,000
Selling, general and
   administrative                   25,000       40,000       82,000       90,000
Contributed management services      9,000        9,000       27,000       27,000
                                   -------      -------      -------      -------
                                   114,000      115,000      315,000      339,000

Gain on sale of assets - net          --         20,000      120,000       72,000
                                   -------      -------      --------    ---------
Operating income (loss)            (23,000)      (7,000)      82,000       16,000

Other income                        11,000       11,000       36,000       44,000
Interest expense, net              (44,000)     (42,000)    (129,000)    (128,000)
                                  ---------    ---------     --------     --------
Net loss                          ($56,000)    ($38,000)    ($11,000)    ($68,000)
                                 ==========   ==========    =========    =========
Basic and diluted income
  (loss) per share                  ($0.00)      ($0.00)      ($0.00)     ($0.00)


Weighted average number of
 shares outstanding              23,740,964  23,740,964    23,740,964   23,740,964


               See accompanying notes to financial statements.

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Nine months ended                            September 30, 2006     September 30, 2005
OPERATING ACTIVITIES
  Net loss                                         ($11,000)         ($68,000)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
  Gain on sale of property and equipment           (120,000)          (72,000)
  Depreciation and amortization                      51,000            41,000
  Change in valuation allowance                     (51,000)          (41,000)
  Contributed management services                    27,000            27,000
Changes in assets and liabilities:
  Accounts receivable                               (11,000)            5,000
  Prepaid expenses and other current assets           1,000             7,000
  Deposits and other assets                             --               --
  Accounts payable                                   (4,000)           (5,000)
  Accrued liabilities                               (52,000)           29,000
                                                   ---------         ---------
Net cash used in operating
  activities                                       (170,000)          (77,000)

INVESTING ACTIVITIES
Proceeds from disposal of equipment                 120,000            72,000
Purchases of property and equipment                    --                 --
                                                   ---------         ---------
Net cash provided by investing activities           120,000            72,000

FINANCING ACTIVITIES
Proceeds of borrowings from short-term debt         122,000               --
Repayment of borrowings from short-term debt        (42,000)              --
                                                   ---------         ---------
Net cash provided (used) by financing activities     80,000               --

Net increase (decrease) in cash                      30,000            (5,000)
Cash at beginning of period                          25,000            28,000
                                                   ---------         ---------
Cash at end of period                               $55,000           $23,000
                                                   =========         =========

Supplemental disclosure of cash flow information
Cash paid during the period for:

  Interest                                         $123,000           $43,000
  Income taxes                                       $1,000            $1,000


            See accompanying notes to unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

                                               September 30,      December 31,
                                                    2006             2005

Rental equipment                                $2,484,000       $2,986,000
Machinery and equipment                             90,000           90,000
Leasehold improvements                              12,000           12,000
Furniture and fixtures                              26,000           26,000
Automobiles and trucks                              29,000           29,000
                                                ----------       ----------
                                                $2,641,000       $3,143,000
Less accumulated depreciation and amortization   2,610,000        3,047,000
Less rental asset valuation allowance               31,000           96,000
                                                 ---------        ---------
                                                $    --           $   --
                                                 =========        =========

The valuation allowance has been reduced by $51,000 and $41,000 which was recorded against and reduced depreciation expense for the nine months ended September 30, 2006 and 2005, respectively.


4. NOTE PAYABLE - BANK

On June 14, 2006, the Company entered into a loan agreement with a non-affiliated bank. The Company borrowed $100,000 at prime (8.25% at September 30, 2006) with payments of $5,000 per month plus interest. The remaining unpaid balance is due June 10, 2007. The loan is guaranteed by a trust controlled by one of the principal shareholders of the Company. The loan proceeds were used to pay a portion of past due interest due to DOOFF LLC.

5. NOTES PAYABLE - RELATED PARTY

Notes payable - related party consist of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, which matured June 2006 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $193,000 at both September 30, 2006 and December 31, 2005. These loans are with DOOFF,LLC. One director and two principal shareholders of the Company are also principals of DOOFF, LLC. As of September 30, 2006, the Company was $500,000 in arrears in its interest payments to DOOFF, LLC. and was in default under the terms of these loans. DOOFF, LLC has the right, under the terms of the loan, to foreclose on the collateral. During the quarter ended
September 30, 2006 the Company made interest payments to DOOFF LLC totalling $11,000 comprised of an offset for subrented space of $11,000 (Note 7).

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

At September 30, 2006, the Company has net operating loss-carry forwards of approximately $25 million for federal tax purposes, which expire from 2006 to 2025. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $2 million for California tax purposes, which expire from 2006 to 2015.

At September 30, 2006, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $8.8 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

7. COMMITMENTS AND CONTINGENCIES

Lease

On January 16, 2004, Company entered into a new lease of its premises.
The lease expires December 31, 2007 and contains an option to extend the term for five additional years contingent upon (1) The lessor exercising its option to extend the master lease on the premises beyond its current December 31, 2007 expiration, (2) that the Company notify the lessor in writing of its intention to renew prior to April, 2007 and (3) Argus Pacific, the lessor of space contiguous to that occupied by the Company, exercises its option to extend. The lease expense increases annually based on a cost of living index and the Company is also responsible for common area maintenance charges, utilities, property taxes and insurance. Rent expense with regard to this lease was approximately $24,000 and $23,000 for the quarters ended September 30, 2006 and 2005, respectively.

Commencing January, 2005 the Company entered into an agreement with DOOFF LLC, its secured lender by which DOOFF LLC occupies approximately one-half of the space leased by the Company. The Company is recording the amount due to it by DOOFF LLC under this agreement as sub-rental income, offsetting interest due to DOOFF LLC.

During each of the quarters ended September 30, 2006 and 2005, the Company recognized $11,000 in rental income classified as miscellaneous income.

8. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the quarters ended September 30, 2006 and 2005. No geographic area outside the United States accounted for more than ten percent of total sales during the quarters ended September 30, 2006 and 2005.

9. CONTRIBUTED MANAGEMENT SERVICES

During each of the quarters ended September 30, 2006 and 2005, there were contributions of services from and on behalf of the Chief Executive and Chief Financial Officers valued at $9,000, which was recorded as an expense and an increase to additional paid-in capital.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. which matured in June, 2006, and a $1,500,000 term loan maturing in 2010. The Company has been in material non-compliance with the terms of these loans, and its lender has indicated that no further funds will be advanced. The Company owed $193,000 under the revolving line as of September 30, 2006. In addition, the Company has failed to make interest payments totaling $500,000 to DOOFF, LLC. In the past, ongoing operations have not provided sufficient cash to meet the Company's ongoing obligations as they have become due. The Company has reduced its workforce to two employees and has commensurately achieved reductions in its employee benefit expense, and rental and associated occupancy expenses. Management believes that these cost reductions will allow the company to operate with positive cash flows with the lender's forbearance concerning payments due for interest and principal. In addition, the Company sold some of its equipment in both 2005 and 2006 and used the proceeds to fund its operations. If sufficient funds are not available, the Company may be required to curtail or cease operations.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

RESULTS OF OPERATIONS

The following analysis compares the three months ended September 30, 2006 with the three months ended September 30, 2005.

Camera car rentals, which typically accounts for the vast majority of the Company's rental revenues, decreased 7% from the same period last year. Dolly and crane rentals increased from $8,000 to $17,000, due to several large rental contracts on Enlouva and Pegasus cranes.

Total costs of rentals inc reased by $14,000. The increase is due to maintenance repairs incurrred on several of the Company's Classic camera cars.

Corporate expenses were reduced from $46,000 in the third quarter of 2005 to $29,000 in the current quarter. The Company recognized large professional expenses during the third quarter of 2005 and achieved cost reductions in insurance as compared with last year.

The Company incurred advertising expenses of $5,000 during the current quarter versus $3,000 in the same quarter of last year.


The following analysis compares the nine months ended September 30, 2006 with the corresponding nine months ended September 30, 2005.

The Company's revenue for first nine months of 2006 decreased by 2% from 2005. The reduction was associated completely with crane rentals. There was an increase in Pegasus crane rentals offset by a reduction in Enlouva rentals.

The Company camera car fleet continues to face substantial competition from newer vehicles with larger generator power and different crane configurations, coupled with a shrinking total market for camera cars in the Los Angeles area. The Company has responded with a campaign to refurbish and remarket selected camera cars, which has met with moderate success.

Rental operations expenses increased due to maintenance and repairs undertaken on the Company's Classic camera cars. General and administrative expenses decreased due to reductions in outside contract labor and insurance.

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

Item 4.

Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Litigation.

The Company is not party to any litigation.

Item 3.   Defaults on Senior Securities

As of September 30, 2006, the Company was $500,000 in arrears in its interest payments and $1,693,000 in arrears in principal payments under terms of the loans from DOOFF LLC (see Note 5 to Financial
Statements).

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits 31 and 32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2006.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                      /s/ Martin Perellis

Date:   November 9, 2006               Martin Perellis
                                     Chairman of the Board,
                                     Chief Executive and
                                     Chief Financial Officer