Form 10-K
period 2006-12-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2007-02-21
CIK 775714

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM  10-K
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
         For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act.               Yes [ ]  No  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 20, 2007 was $712,229 (based on the average bid and ask price of Common Stock in the over-the-counter market on that date).

23,740,964 shares of registrant's Common Stock, $.0005 par value, were outstanding on February 20, 2007.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                                CONTENTS

                                                                Page


PART I

Item 1.     BUSINESS                                              3

Item 1A.    RISK FACTORS                                          4

Item 1B.    UNRESOLVED STAFF COMMENTS                             4

Item 2.     PROPERTIES                                            4

Item 3.     LEGAL PROCEEDINGS                                     5

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   5

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY,
            RELATED STOCKHOLDER MATTERS AND ISSUER
            PURCHASES OF EQUITY SECURITIES                        5

Item 6.     SELECTED FINANCIAL DATA                               6

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                            8

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                          11

Item 8.     FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                                   12

Item 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING OR FINANCIAL
            DISCLOSURES                                          28

Item 9A.	CONTROLS AND PROCEDURES                              28

Item 9B.    OTHER INFORMATION                                    28

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT                                           28

Item 11.    EXECUTIVE COMPENSATION                               30

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                       30

Item 13.	CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                         32

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES               32

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES           33

		SIGNATURES                                           34



             CAMERA PLATFORMS INTERNATIONAL, INC.

PART I

Item 1 - Business

Camera Platforms International, Inc., a Delaware corporation, ("Shotmaker" or "the Company") rents camera cars and related production equipment used in the film and video industries. The Company rents three varieties of camera cars, together with tow dollies, process trailers and cranes used in conjunction with them.

Sale of Assets

On January 30, 2007, the Company entered into an Asset Purchase Agreement
("the Agreement") with Moving Vehicular Platforms, Inc. ("MVP") a California Corporation to sell substantially all of its assets. MVP agreed to pay a total purchase price of $500,000, of which $25,000 was received on December 13, 2006 as an option advance under a non-binding letter of intent. Another
$25,000 was paid concurrently with the execution of the Agreement. The balance of the purchase price is due at closing. A condition of closing is that MVP shall have received a loan for the balance of the purchase price under substantially similar terms as those contemplated by a conditional commitment letter from City National Bank provided by MVP to the Company. The sale must close by April 30, 2007. The Company plans to use the net proceeds from the sale to make payments on loans made to it by DOOFF, LLC, a related party.

In addition, the Agreement calls for MVP to enter into a sublease agreement for the Company's premises at 10909 Vanowen Street in North Hollywood,
California.

Immediately after the consummation of the asset sale, the Company will have no operating business or sources of revenues.

General

Shotmaker equipment has been used to film many of the top recent U.S. movies including Evan Almighty, Comanche Moon, No Country for Old Men, Valley of Elah, Resident Evil 3, and Chasers. In addition, a number of prime time television programs and series use Shotmaker equipment, such as CSI Miami, ER, Monk, Veronica Mars, Scrubs, Brothers and Sisters, and Repo. Commercials for Mazda, GMC, Clairol, Nissan, Ford, Acura, Mazda and other national and international brands were filmed using the Company's equipment.
                                                         .
Products

The Shotmaker Camera Car fleet currently consists of 7 camera cars, which include one Shotmaker "Elite Plus", two Shotmaker "Elites" (both non-operational), one Shotmaker "Premier Plus", and three Shotmaker "Classics". All the camera cars are based at the Company's headquarters and rented throughout the western United States. Camera cars are used in the motion picture, television and commercial industries to provide a stable base for cameras to film action scenes.

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

                CAMERA PLATFORMS INTERNATIONAL, INC.

Competition. In recent years several fleets of newer camera cars have emerged featuring AC electricity availability, greater generator power, more comfortable working environments for directors and cinematographers, and lower, o-the-ground process trailers, which have affected the Company's competitiveness and has resulted in reduced rental revenues.

During the fourth quarter of 2004 and continuing through 2006, the Company sold a significant number of Enlouva and Akela cranes, some of which were sold into the regional rental market in which the Company operates.
The Company no longer owns any Akela cranes and has a limited inventory of Enlouva and Panther cranes. In 2006 the Company sold several camera cars, tow dollies and cranes to a Canadian company. As stated above, in January of 2007, the Company entered into an agreement to sell substantially all of its assets.

Patents and Trademarks. The Company has registered THE SHOTMAKER, AKELA, and ENLOUVA as trademarks in the United States, Canada, and Japan. Panther GmbH, an unrelated company, holds all patents and trademarks on its Panther products.

Employees. 	The Company had two full-time employees at February 20, 2007.  The
Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

Item 1A.  Risk Factors

Company's equity securities are subject to a number of risks and uncertainties including, but not limited to, the following: continued failure of the Company to achieve profitable operations and to secure adequate liquidity and working capital to continue on-going operations; defaults on the Company's secured loans which leave the Company vulnerable to repossession of its equipment;
developments with respect to the Company's liquidity or results of operations; the ability of the Company to obtain products and services and negotiate terms with vendors and service providers for current orders; the ability to develop, fund and execute an operating plan for the Company; the ability of the Company to attract and retain employees; competitive pressures from other camera car companies and grip equipment rental companies which may affect the nature and viability of the Company's business strategy; the ability of the Company to attract and retain customers; and the absence of an active public trading market for the Company's common stock. In January of 2007, the Company entered into an agreement to sell substantially all of its assets. Immediately after the consummation of the asset sale, the Company will have no operating business or sources of revenues.

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

Item 3 - Legal Proceedings

The Company is not involved in any legal proceedings.

                CAMERA PLATFORMS INTERNATIONAL, INC.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on the over-the-counter market under the symbol "CPFR". The table below sets forth the high and low bid prices for the Company's common stock. Bids represent inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

        Period                                                     High  Low
        ------                                                     ----  ----

2004  1st Quarter................................................  .04   .03
      2nd Quarter................................................  .03   .03
      3rd Quarter................................................  .03   .03
      4th Quarter................................................  .04   .03

2005  1st Quarter................................................  .03   .03
	2nd Quarter................................................  .06   .04
	3rd Quarter................................................  .04   .04
      4th Quarter................................................  .05   .04

2006  1st Quarter................................................  .04   .04
      2nd Quarter................................................  .04   .04
	3rd Quarter................................................  .04   .04
      4th Quarter................................................  .04   .03

2007  1st Quarter................................................  .03   .03



As of February 20, 2007, there were approximately 1500 beneficial owners of 23,740,964 outstanding shares of the Company's common stock, held by approximately 500 shareholders of record.

The Company has not paid a dividend on its common stock since inception.

                   CAMERA PLATFORMS INTERNATIONAL, INC.


Item 6 - Selected Financial Data

Year ended 12/31            2006          2005         2004        2003         2002
----------------          ----------   ----------  ----------   ----------   ----------

Revenues                   $343,000     $326,000     $644,000     $704,000     $784,000
Net Loss                    (87,000)     (85,000)    (117,000)    (156,000)    (756,000)
Total assets                101,000       60,000       79,000      130,000      106,000
Long-term debt                  -           -            -       1,734,000    1,725,000
Net  income (loss) per
 share of common stock          -         ($.01)      ($0.01)      ($0.01)      ($0.03)

                             CAMERA PLATFORMS INTERNATIONAL, INC.
                           CONSOLIDATED SUMMARY OF QUARTERLY OPERATIONS
                                           (Unaudited)

                               Quarter ended            Quarter ended           Quarter ended             Quarter ended
                                  March 31,                June 30,             September 30,              December 31,
                              2006        2005        2006          2005      2006          2005        2006          2005
                            --------------------     --------------------     --------------------     --------------------
Revenues                    $ 59,000    $109,000    $127,000     $ 86,000     $91,000       88,000     $ 66,000    $ 44,000
Cost of sales and rentals     68,000      89,000      82,000       64,000      80,000       66,000       70,000      57,000
Selling, general and
 administrative               14,000      19,000      19,000       32,000      25,000       40,000       29,000      14,000
Contributed Management
 services                      9,000       9,000       9,000        9,000       9,000        9,000        9,000       9,000
                             -------     -------     -------      -------     -------      -------      -------     -------
Gross Profit (Loss)          (32,000)     (8,000)     17,000      (19,000)    (23,000)     (27,000)     (42,000)    (36,000)

Gain on sale of fixed assets     -        27,000     120,000       25,000         -         20,000         -         50,000
                            --------    --------     --------    --------     --------    --------     --------    --------

Operating income (loss)      (32,000)     19,000     137,000        6,000     (23,000)      (7,000)     (42,000)     14,000
Interest  expense, net       (42,000)    (43,000)    (43,000)     (42,000)    (44,000)     (42,000)     (44,000)    (42,000)
Other income
   (expense), net             11,000      11,000      14,000       19,000      11,000       11,000       10,000      11,000
                           ----------  ----------   ----------  ----------    ---------    --------   ----------  ----------
Net income (loss)           ($63,000)   ($13,000)   $108,000     ($17,000)   ($56,000)    ($38,000)    ($76,000)   ($17,000)
                           ==========  ==========   ==========  ==========    =========    ========   ==========  ==========
Net (loss) per share
   of common stock            ($0.00)    ($0.00)     ($0.00)      ($0.00)     ($0.00)      ($0.00)      ($0.00)     ($0.00)
Weighted average number
  of shares outstanding   23,740,964  23,740,964   23,740,964  23,740,964   23,740,964  23,740,964   23,740,964  23,740,964

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

ASSET SALE AGREEMENT

On January 30, 2007, the Company entered into an Asset Purchase Agreement
("the Agreement") with Moving Vehicular Platforms, Inc. ("MVP") a California Corporation to sell substantially all of its assets. MVP agreed to pay a total purchase price of $500,000, of which $25,000 was received on December 13, 2006 as an option advance under a non-binding letter of intent. Another
$25,000 was paid concurrently with the execution of the Agreement. The balance of the purchase price is due at closing. A condition of closing is that MVP shall have received a loan for the balance of the purchase price under substantially similar terms as those contemplated by a conditional commitment letter from City National Bank provided by MVP to the Company. The sale must close by April 30, 2007. The Company plans to use the net proceeds from the sale to make payments on loans made to it by DOOFF, LLC, a related party.

In addition, the Agreement calls for MVP to enter into a sublease agreement for the Company's premises at 10909 Vanowen Street in North Hollywood,
California.

Immediately after the consummation of the asset sale, the Company will have no operating business or sources of revenues.

SIGNIFICANT ACCOUNTING POLICIES

The Company reviews the accounting policies it uses in reporting its financial results on a regular basis. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to accounts receivable, property and equipment, rental assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for the Company's judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates if actual outcomes are different from the estimates on which the Company based its assumptions. These estimates and judgments are reviewed by management on an ongoing basis. The Company believes the following critical accounting policies

                 CAMERA PLATFORMS INTERNATIONAL, INC.

affect its more significant judgments and estimates used in the preparation of the Financial Statements of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. which matured in June, 2006, and a $1,500,000 term loan maturing in 2010. The Company has been in material non-compliance with the terms of these loans, and its lender has indicated that no further funds will be advanced. The Company owed $193,000 under the revolving line as of December 31, 2006. In addition, the Company has failed to make interest payments totaling $532,000 to DOOFF, LLC. In the past, ongoing operations have not provided sufficient cash to meet the Company's ongoing obligations as they have become due. The Company has reduced its workforce to two employees and has commensurately achieved reductions in its employee benefit expense, and rental and associated occupancy expenses. These cost reductions have not been sufficient to allow the company to operate with positive cash flows even with the lender's forbearance concerning payments due for interest and principal. The Company sold some of its equipment in both
2005 and 2006 and used the proceeds to fund its operations. On January 30, 2007, the Company entered into an agreement to sell substantially all of its assets to Moving Vehicular Platforms, Inc. for $500,000. The net proceeds from this sale will be used to pay obligations of the Company, including loans from DOOFF, LLC. Immediately after the consummation of the asset sale, the Company will have no operating business or sources of revenues.

The Company has not yet made any determination about future business plans once the asset sale is consummated. The Board of Directors is evaluating several possible options, including a possible transaction in which the Company sells or merges it public "shell" corporation with a private operating business.

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

                   CAMERA PLATFORMS INTERNATIONAL, INC.

Results of Operations

2006 versus 2005

Total rental revenues were 5% higher in 2006 compared with 2005. Cost of rentals increased due to increased payroll and payroll-related expenses coupled with an increase in repair and maintenance due to the overhaul of a Shotmaker Classic. The total increase was $24,000, or 9%. Corporate expenses decreased by $17,000 due primarily to lower insurance costs.
As stated in previous years, the Company faces competition from other camera car companies that have newer fleets together with remote head packages. This, coupled with a general over-capacity in the industry, has caused market share to decline. In addition, the Company carries the cost burden associated with being a public company and has insufficiently profitable operations to fund these expenses.

In addition, the Agreement calls for MVP to enter into a sublease agreement for the Company's premises at 10909 Vanowen Street in North Hollywood, California.

Immediately after the consummation of the asset sale, the Company will have no operating business or sources of revenues.

Fourth Quarter 2006 versus fourth quarter 2005

Total revenues for the fourth quarter of 2006 were up over 50% as compared to 2005. The increase was due to a three-month shoot using the Shotmaker Elite plus. There was an associated increase in gas and mileage and repairs. Corporate expenses were unchanged year to year. During the fourth quarter of 2005 the Company recorded a $50,000 gain on sale of equipment. Excluding that gain, the net loss for the fourth quarter of 2006 was $9,000 greater than 2005.

2005 versus 2004

During 2005, the Company's total rental revenue decreased by 49% from the previous year. 8% of this decrease was due to the sale of all of the Company's Akela cranes. In addition, Pegasus and Enlouva crane rentals decreased by $16,000, The largest decrease, however, was in the Company's core business of camera car rentals. Camera car rentals decreased from $523,000 in 2004 to $273,000 in 2005. The Company continues to face competition from camera car companies with newer fleets and larger electrical generating power. This, coupled with a general over-capacity in the industry, has caused market share to decline and average daily rental rates to remain stagnant.

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

                 CAMERA PLATFORMS INTERNATIONAL, INC.

2004 versus 2003

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

Costs of rentals decreased in all categories. The largest components of decrease were in payroll and rent expense. During 2004, the Company entered into a new lease agreement by which it reduced its space by approximately
50%. Corporate expenses were down by $44,000, also primarily through reductions in rent and payroll.

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

                 CAMERA PLATFORMS INTERNATIONAL, INC.


Item 8 - Financial Statements and Supplementary Data

       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                    Page

Report of Independent Registered Public Accounting Firm              14

Balance Sheets at
December 31, 2006 and 2005                                           15

Statements of Operations for the Years Ended
December 31, 2006, 2005 and 2004                                     16

Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004                                     17

Statement of Shareholders' Deficit for the Years
ended December 31, 2006, 2005 and 2004                               19

Notes to Financial Statements                                        20

Schedule II - Valuation and Qualifying Accounts for the
   Years Ended December 31, 2006, 2005 and 2004                      27




ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE, AND THEREFORE HAVE BEEN OMITTED.

       Report of Independent Registered Public Accounting Firm

Board of Directors
Camera Platforms International, Inc.

We have audited the accompanying balance sheets of Camera Platforms International, Inc. (the "Company") as of December 31, 2006 and 2005, and the related statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camera Platforms International, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the Schedules of Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California
January 30, 2007

                  CAMERA PLATFORMS INTERNATIONAL, INC.
                              BALANCE SHEETS
                         December 31, 2006 and 2005

                                                      2006          2005
	                            ASSETS

Current Assets
Cash                                                $36,000       $25,000
Accounts receivable, less allowance for doubtful
accounts of $0 in 2006 and $1000 in 2005              7,000         8,000
Other receivables - Note 13                          25,000          -
Prepaid expenses and other current assets            11,000         5,000
                                                     ------        ------

        Total current assets                        $79,000       $38,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                    -             -
Deposits and other assets                            22,000        22,000
                                                    -------       -------
                                                   $101,000       $60,000
                                                    =======       =======
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                      $6,000       $6,000
Deposit on sale of assets - Note 13                   25,000         -
Accrued interest - Note 5                            532,000      530,000
Accrued expenses                                      25,000       23,000
Accrued taxes                                         19,000       26,000
Note payable - bank - Note 4                          70,000         -
Notes payable - related party - Notes 5 and 12     1,693,000    1,693,000
                                                   ---------      -------

         Total current liabilities                 2,370,000    2,278,000

Commitments and Contingencies - Notes 5 and 9

Shareholders' Deficit

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding - Notes 1 and 8                       12,000       12,000
Additional paid-in capital - Note 12              27,121,000   27,085,000
Accumulated deficit                              (29,402,000) (29,315,000)
                                                 ------------ ------------

Total shareholders' Deficit                       (2,269,000)  (2,218,000)
                                                  -----------  -----------

                                                    $101,000      $60,000
                                                  ===========  ===========

       SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
             For the Years ended December 31, 2006, 2005 and 2004

                                               2006         2005          2004

Revenues from rental operations              $343,000     $326,000     $644,000
                                             --------     --------     --------
                                              343,000      326,000      644,000

Expenses
Cost of rental operations                     300,000      276,000      523,000
Selling, general and administrative            87,000      104,000      225,000
Contributed management services - Note 12      36,000       36,000       12,000
                                              -------     --------      -------
                                              423,000      416,000      760,000

Gain on sale of fixed assets - net - Note 3   120,000      122,000      177,000

Operating income                               40,000       32,000       61,000

Interest expense, net                        (173,000)    (170,000)    (184,000)
Other income                                   46,000       53,000        6,000
                                              -------     ---------    ---------

Net loss                                     ($87,000)   ($ 85,000)   ($117,000)
                                             =========   ==========   ==========

Basic and diluted income (loss) per share:

Loss from continuing operations               ($0.00)      ($0.01)      ($0.01)
                                              -------      -------      -------
Net loss                                      ($0.00)      ($0.01)      ($0.01)
                                              ========     =======      =======

Weighted average shares outstanding        23,740,964   23,740,964   23,740,964

            SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                   CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
                      For the Years ended December 31,

                                                      2006         2005         2004
OPERATING ACTIVITIES
   Net loss                                         ($87,000)     ($85,000)    ($117,000)
      Adjustments to reconcile net
      loss to net cash used in operating
      activities:
      Depreciation and amortization                   62,000        54,000        80,000
      Change in rental asset valuation allowance     (62,000)      (57,000)      (80,000)
      (Gain) loss on disposal of equipment          (120,000)     (122,000)     (177,000)
      Contributed management services                 36,000        36,000        12,000
      Changes in assets and liabilities:
   Accounts and other receivables                      1,000        13,000        13,000
   Other current assets                               (6,000)        3,000        28,000
   Accounts payable                                     -          (12,000)      (21,000)
   Accrued interest                                    2,000        63,000       151,000
   Other current liabilities                          (5,000)      (21,000)      (10,000)
                                                     --------      --------      --------
Net cash used in operating activities               (179,000)     (128,000)     (121,000)

INVESTING ACTIVITIES
Proceeds from disposal of property
    and equipment                                    120,000       125,000       214,000
                                                    --------       --------       -------
Net cash provided by (used in)
   investing activities                              120,000       125,000       214,000

           SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                     STATEMENTS OF CASH FLOWS, continued
                       For the Years ended December 31,

<CAPTIONS>
                                                     2006            2005           2004

FINANCING ACTIVITIES
Proceeds from borrowings of long-term debt           122,000           -           112 000
Principal payments on long-term debt                  52,000           -          (178,000)
                                                    --------        --------       --------
Net cash provided (used) by financing activities      70,000           -           (66,000)

Net increase (decrease) in cash                       11,000         (3,000)        27,000

Cash at beginning of year                            $25,000         28,000          1,000
                                                     -------        --------        -------
Cash at end of year                                  $36,000        $25,000        $28,000

Supplemental disclosure of cash flow information

Cash paid during the year for:

Interest                                           $166,000         $62,000        $18,000
Income taxes                                         $1,000          $1,000         $1,000

            SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                       CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Years ended December 31, 2006, 2005 and 2004

                                      Number of    Common     Paid-in     Accumulated
                                        Shares      Stock      Capital       Deficit         Total

Balance at
  December 31, 2004                   23,740,964    12,000    27,049,000   (29,230,000)   (2,169,000)
Contributed Management Services,
  Note ll                                 --          --          36,000         --           36,000
Net Loss for the year                     --          --            --         (85,000)      (85,000)
                                      ----------   -------   -----------  -------------  ------------

Balance at
  December 31, 2005                   23,740,964   $12,000   $27,085,000  ($29,315,000)  ($2,218,000)
Contributed Management Services,
  Note ll                                                         36,000                      36,000
Net loss for the year                     --          --                       (87,000)      (87,000)
                                      ----------   -------   -----------  -------------  ------------
Balance at
  December 31, 2006                   23,740,964   $12,000   $27,121,000  ($29,402,000)  ($2,269,000)
                                      ==========   =======   ===========  =============  ============

   SEE INDEPENDENT AUDITORS' REPORT AND NOTES TO FINANCIAL STATEMENTS.

                 CAMERA PLATFORMS INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2006

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

The Company's losses, negative cash flows from operations and its working capital deficit raise substantial doubt about the Company's ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, an additional cash infusion. There is no assurance that additional cash will be provided or that cash flow from operations will be sufficient to meet the Company's obligations. DOOFF, LLC. the current lender, has indicated that it will no longer fund the Company. In January 2007 the Company entered into a conditional agreement to sell all of its assets. See Note 13.


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

Per Share Data

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes standards for computing and presenting basic and diluted earnings per share.

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

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006
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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. Advertising costs expensed totaled $5,000, $6,000, and $7,000 for the years ended December 31, 2006, 2005, and 2004, respectively, and were recorded as part of selling, general and administrative expenses. At December 31, 2006, 2005 and 2004 no advertising costs were capitalized.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accounting for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers for the fiscal year beginning after December 15, 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, using the modified prospective method. Under this method, compensation cost recognized during the year December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the remaining vesting period for such options. There were no options granted during the year ended December 31, 2006. The implementation of the provisions of SFAS No. 123R on January 1, 2006 resulted in no additional compensation costs.

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006


Prior to January, the Companye accounted for employee stock options grants in accordance with APB No. 25, and had adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no stock based compensation expense was recognized for the year ended
December 31, 2006 no options were granted during the period.

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

Recent Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued FAS 157 (SFAS 157), "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on the Company's financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes". This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the Company's financial statements.

In March 2006, the FASB issued FAS 156 (SFAS No. 156), "Accounting for Servicing of Financial Assets" - an amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the Company's financial statements.

In February 2006, the FASB issued FAS 155 (SFAS No. 155), "Accounting for Certain Hybrid Financial Instruments" - an amendment of FASB Statement Nos. 133 and 140 This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement 133, and amend Statement 140 to revise the conditions of a


                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006



qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), Accounting for "Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143". This interpretation clarifies the timing for recording certain asset retirement obligations required by FASB Statement No. 143, "Accounting for Asset Retirement Obligations". The provisions of FIN No. 47 are effective for years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of Accounting Principles Board Opinion ("APB") Opinion No. 20 and FASB Statement No. 3". This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The adoption of this accounting pronouncement did not have a material effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4". SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective for the fiscal year beginning on October 1, 2005. The adoption of this accounting pronouncement did not have a material effect on the Company's financial statements.

               CAMERA PLATFORMS INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

SEGMENT REPORTING

The Company operates in a single business segment. The Company leases and rents equipment for the motion picture, television and theatrical production and music industries.

Certain amounts from 2005 have been reclassified to conform to the 2006 presentation.

3. PROPERTY AND EQUIPMENT

                                                         December 31,
                                                      2006            2005
Equipment available for lease                     $2,484,000        2,986,000
Machinery and equipment                               90,000           90,000
Leasehold improvements                                12,000           12,000
Furniture and fixtures                                26,000           26,000
Automobiles and trucks                                29,000           29,000
                                                   ---------        ---------
                                                   2,641,000        3,143,000

Less accumulated depreciation and amortization    $2,621,000       $3,047 000
Less rental asset valuation allowance                 20,000           96,000
                                                  ----------        ---------
                                                      --                 --

During 2004, the Company sold equipment with original costs totaling $1,089,000 and accumulated depreciation of $1,067,000. The Company received $214,000 and recorded a gain of $177,000, after adjustments to the Company's valuation allowance.

During 2005, the Company sold fully depreciated equipment and trucks with original costs totaling $1,179,000. The Company received $125,000, recording a gain of $122,000 and adjusting the asset valuation allowance by $3,000.

During 2006, the Company sold fully depreciated equipment and trucks with original costs totaling $502,000. The Company received $120,000, recording a gain of the same amount.

4. NOTE PAYABLE - BANK

On June 14, 2006, the Company entered into a loan agreement with a non-affiliated bank. The Company borrowed $100,000 at prime (8.25% at December 31, 2006) with payments of $5,000 per month plus interest. The remaining unpaid balance is due June 10, 2007. The loan is guaranteed by a trust controlled by one of the principal shareholders of the Company. The loan proceeds were used to pay a portion of past due interest due to DOOFF LLC.

               CAMERA PLATFORMS INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

5. NOTES PAYABLE - RELATED PARTY

Notes payable - related party consist of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, which matured June 2006 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $193,000 at both December 31, 2006 and 2005. These loans are with DOOFF,LLC.
One director and two principal shareholders of the Company are also principals of DOOFF, LLC. As of December 31, 2006, the Company was $500,000 in arrears in its interest payments to DOOFF, LLC. and was in default under the terms of these loans. DOOFF, LLC has the right, under the terms of the loans, to foreclose on the collateral. During the year ended
December 31, 2006 the Company made interest payments to DOOFF LLC totaling $167,000 including an offset for subrented space of $44,000 (Note 8).

Also during 2006, the Company borrowed and repaid loans totaling $22,000 made by shareholders of the Company to fund short-term cash shortfalls.

6.  LITIGATION

The Company is not involved in any litigation.

7.  INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At December 31, 2006, the Company has net operating loss-carry forwards of approximately $16 million for federal tax purposes, which expire from 2007 to 2026. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $1 million for California tax purposes, which expire from 2007 to 2016.

At December 31, 2006, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $5.6 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainly surrounding their ultimate realization. It represents an decrease in the valuation allowance of approximately $3 million in 2006 due to the expiration of a portion of the state loss carryfoward.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets. During 2006, the Company recognized a reduction in the benefit from tax loss carryfowards, and a commensurate decrease in the valuation allowance, due to the expiration of tax loss carryforwards.

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

8.	COMMON STOCK AND STOCK OPTIONS

                                                Options Outstanding
                                            Shares     Weighted Avg. Exercise
                                                               Price

Outstanding and exercisable
   at January 1, 2004                     1,500,000            $0.11

Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ---------            -----
Outstanding and exercisable
   at December 31, 2004                   1,500,000            $0.11

Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ---------            -----
Outstanding and exercisable
   at December 31, 2005                   1,500,000            $0.11

Granted                                      --                  --
Exercised                                    --                  --
Terminated or expired                        --                  --
                                          ---------            -----
Outstanding and exercisable
   at December 31, 2006                   1,500,000            $0.11
                                          =========            =====

There are 1,500,000 options exercisable at December 31, 2006, and the weighted average remaining contractual life of the options outstanding is 1.5 years.

9. COMMITMENTS AND CONTINGENCIES

Lease

On January 16, 2004, Company entered into a new lease of its premises.
The lease expires December 31, 2007 and contains an option to extend the term for five additional years contingent upon (1) The lessor exercising its option to extend the master lease on the premisies beyond its current December 31, 2007 expiration and (2) that the Company notify the lessor in writing of its intention to renew prior to April, 2007 and (3) Argus Pacific, the lessor of space contiguous to that occupied by the Company, exercises its option to extend. The lease expense increases annually based on a cost of living index and the Company is also responsible for common area maintenance charges, utilities, property taxes and insurance. Rent expense with regard to this lease was approximately $98,000 in 2006.

Commencing January, 2005 the Company entered into an agreement with DOOFF LLC, its secured lender by which DOOFF LLC occupies approximately one-half of the space leased by the Company. The Company records the amount due to it by DOOFF LLC under this agreement as a payment for past due interest. Subrental income from DOOFF, LLC, which is reported as other income, offset $44,000 of accrued interest in 2006.

Future minimum rental payments for the balance of the lease term are as follows:

Year ending December 31:

2007                         $ 95,000

                  See independent auditors' report

               CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2006


10. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during 2006, 2005, or 2004. No geographic area outside the United States accounted for more than ten percent of total revenue during the last three years.

11. FAIR VALUES OF FINANCIAL INSTRUMENTS

Management has determined that the estimated fair value of the Company's financial instruments approximates the carrying amount of such financial instruments in all material respects as of December 31, 2006 and 2005.

12. CONTRIBUTED MANAGEMENT SERVICES

The Company recorded the contribution of services from and on behalf of the Chief Executive and Chief Financial Officers valued at $36,000 in each of 2006 and 2005 and $12,000 in 2004, which was recorded as an expense and an increase to additional paid-in capital.

13. SUBSEQUENT EVENT - SALE OF ASSETS

On January 30, 2007, the Company entered into an Asset Purchase Agreement
("the Agreement") with Moving Vehicular Platforms, Inc. ("MVP") a California Corporation to sell substantially all of its assets. MVP agreed to pay a total purchase price of $500,000, of which $25,000 was received on December 13, 2006 as an option advance under a non-binding letter of intent. The funds were held by DOOFF LLC at year end. Another $25,000 was paid concurrently with the execution of the Agreement. The balance of the purchase price is due at closing. A condition of closing is that MVP shall have received a loan for the balance of the purchase price under substantially similar terms as those contemplated by a conditional commitment letter from City National Bank provided by MVP to the Company. The sale must close by April 30, 2007. The Company plans to use the net proceeds from the sale to make payments on loans made to it by DOOFF, LLC, a related party.

In addition, the Agreement calls for MVP to enter into a sublease agreement for the Company's premises at 10909 Vanowen Street in North Hollywood, California.

Immediately after the consummation of the asset sale, the Company will have no operating business or sources of revenues.



                  See independent auditors' report

              CAMERA PLATFORMS INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2006

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         Balance                                 Balance
	                                  January 1,   Additions    Deductions    December 31,


YEAR ENDED DECEMBER 31, 2004
Asset valuation allowance                $254,000        --         101,000      $153,000
Allowance for doubtful accounts             5,000        --              --         5,000
                                         --------        --        --------      --------
                                         $259,000        $0        $101,000      $158,000
                                         ========        ==        ========      ========
YEAR ENDED DECEMBER 31, 2005
Asset valuation allowance                $153,000        --          57,000       $96,000
Allowance for doubtful accounts             5,000        --           4,000         1,000
                                         --------        --        --------      --------
                                         $158,000        $0         $61,000       $97,000
                                         ========        ==        ========      ========
YEAR ENDED DECEMBER 31, 2006
Asset valuation allowance                $ 96,000        --          76,000       $20,000
Allowance for doubtful accounts             1,000        --           1,000            -
                                         --------        --        --------      --------
                                         $ 97,000        $0         $77,000       $20,000
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

Item 9 - Changes In and Disagreements with Accountants on Accounting or Financial Disclosure

	Not Applicable

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides certain information as of February 20, 2007 for each director and executive officer of the Company:

Name                      Age          Position with the Company

Martin Perellis            63   Director, President, Chief Executive
                                  and Chief Financial Officer
William O. Fleischman      61   Director
Rick Hicks                 63   Director


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

                   CAMERA PLATFORMS INTERNATIONAL, INC.


William O. Fleischman has been a director since October 10, 1996. Mr. Fleischman, in his individual capacity or through W/F Investment Corp and its affiliates, has substantial experience investing in and managing companies. Mr. Fleischman is also an attorney with offices in Century City.

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

Compensation of Executive Officers

No executive officer received any compensation for 2006. There were no options granted to any executive officer during 2006.

Item 12 - Security Ownership of Certain Beneficial Owners and Management Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to those persons known by the Company to own beneficially more than 5% of the Company's common stock as of February 20, 2007.

                                      Amount and Nature
Name and Address of                     of Beneficial         Percent of
Beneficial Owner                         Ownership              Class

Herbert Wolas                           6,684,054 (1)            27.3% (4)
1875 Century Park East, Suite 600
Los Angeles, CA 90067

Martin Perellis                         6,684,054 (2)            27.3% (4)
2211 N. Refugio Rd
Santa Ynez, CA 93460

William O. Fleischman                   5,703,168 (3)            23.7% (4)
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

Security Ownership of Management

The following table sets forth information with respect to shares of the Company's outstanding common stock which are owned beneficially by each director and nominee and the aggregate number of shares owned

                CAMERA PLATFORMS INTERNATIONAL, INC.

beneficially by all directors, nominees and officers as a group as of February 20, 2007.

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

Item 14 - Principal Accountant Fees and Services

(1) Audit Fees - The aggregate fees billed for each of the last two fiscal years for professional services rendered by Rose, Snyder & Jacobs, the Company's principal accountant, for the audit of the Company's annual financial statements and review of the financials statements included in the Company's Form 10-Q are as follows:


                           Billings for the      Billings for the
                           Fiscal Year Ended     Fiscal Year Ended
                           December 31, 2006     December 31, 2005

Rose, Snyder & Jacobs          $32,045              $32,045


(2) Audit-Related Fees - No other Audit-Related fees were billed in the last two fiscal years.

(3) Tax Fees  - Tax preparation fees were $2,575 in 2006 and 2005.

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


(b)   Reports on Form 8-K

	The Company filed no reports on Form 8-K during the quarter ended December 31, 2006.

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

Dated:    February 20, 2007

                              CAMERA PLATFORMS INTERNATIONAL, INC

                                By: S/Martin Perellis
                                    Martin Perellis
                                    Chairman of the Board,
                                    Chief Executive and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 20, 2007            Chairman of the Board,
                             Chief Executive and Chief Financial Officer
                             By: S/Martin Perellis
                                 Martin Perellis

February 20, 2007            Director
                             By: S/William O. Fleischman
                                 William O. Fleischman

February 20, 2007            Director
                             By: S/Rick Hicks
                                 Rick Hicks