Form 10-Q
period 2007-03-31
CAMERA PLATFORMS INTERNATIONAL INC
filed 2007-05-10
CIK 775714

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[Mark one]
[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007

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
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.

                                       CONTENTS

                                                                      Page
                                                                     Number
PART I        FINANCIAL INFORMATION:

   Item 1.    Financial Statements:

              Balance Sheets at March 31, 2007,
                and December 31, 2006                                    3

              Statements of Operations for the Three Months
                ended March 31, 2007 and 2006                            4

              Statements of Cash Flows for the Three Months
                ended March 31, 2007 and 2006                            5

              Notes to Unaudited Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11


PART II.      OTHER INFORMATION                                          12

   Item 1.    Legal Proceedings                                          12

   Item 3.    Defaults Upon Senior Securities                            12

              Signature Page                                             13

Exhibit 31    Certification Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

Exhibit 32    Certification Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                    MARCH 31,   DECEMBER 31,
                                                      2007         2006
	                            ASSETS

Current Assets
Cash                                                 $ 9,000      $36,000
Accounts receivable, less allowance for
   doubtful accounts of $0 in 2007 and 2006           14,000        7,000
Other receivables - Note 2                            25,000       25,000
Prepaid expenses and other current assets             10,000       11,000
                                                     -------      -------
        Total current assets                          58,000       79,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance                                              --           --
Deposits and other assets                             22,000       22,000
                                                    --------     --------
                                                     $80,000     $101,000
                                                    ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $52,000      $ 6,000
Deposit on sale of assets - Note 2                    50,000       25,000
Accrued interest - Note 5                            563,000      532,000
Accrued expenses                                      11,000       25,000
Accrued taxes                                         20,000       19,000
Note payable - bank - Note 6                          55,000       70,000
Notes Payable - related parties - Note 5           1,693,000    1,693,000
                                                   ----------   ----------
         Total current liabilities                 2,444,000    2,370,000

Commitments and Contingencies - Notes 6 and 9

Shareholders' Deficit

Common stock $.0005 par value; 100,000,000
shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,130,000   27,121,000
Accumulated deficit                              (29,506,000) (29,402,000)
                                                 ------------ ------------
Total shareholders' deficit                       (2,364,000)  (2,269,000)
                                                  -----------  -----------
                                                     $80,000     $101,000
                                                  ===========  ===========

          See accompanying notes to unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

Three months ended                             March 31, 2007  March 31, 2006
Revenues
Revenues from rental operations                      $ 55,000         $59,000
                                                      -------        --------
		                                          $55,000         $59,000
Expenses
Cost of rental operations                              78,000          68,000
Selling, general and administrative                    39,000          14,000
Contributed management services                         9,000           9,000
                                                      -------         -------
                                                      126,000          91,000
                                                      -------         -------
Operating income (loss)                               (71,000)        (31,000)
Miscellaneous income                                   11,000          11,000
Interest expense, net                                 (44,000)        (42,000)
                                                      -------         -------

Net loss                                            ($104,000)       ($63,000)
                                                    ==========      ==========
Basic and diluted loss per share                         --             --


Weighted average number of shares outstanding      23,740,964      23,740,964


              See accompanying notes to financial statements.

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Three months ended                              March 31, 2007 March 31, 2006
OPERATING ACTIVITIES
  Net loss                                          ($104,000)      ($63,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                         5,000         10,000
  Change in asset valuation allowance                  (5,000)       (10,000)
  Contributed management services                       9,000          9,000
Changes in assets and liabilities:
  Accounts receivable                                  (7,000)       (10,000)
  Prepaid expenses and other current assets             1,000         (1,000)
  Accounts payable                                     46,000           --
  Accrued and other current liabilities                18,000         17,000
  Customer deposits                                       --          25,000
                                                      --------       --------
Net cash used in operating
  activities                                          (37,000)       (23,000)

INVESTING ACTIVITIES
                                                       -------       --------
Net cash used in investing activities                     --             --

FINANCING ACTIVITIES
Deposit received on sale of assets                     25,000           --
Proceeds from borrowings from short-term debt            --           22,000
Repayment of borrowings from short-term debt          (15,000)          --
                                                       ------        --------
Net cash provided by financing activities              10,000         22,000

Net decrease in cash                                  (27,000)        (1,000)
Cash at beginning of period                            36,000         25,000
                                                      --------        -------
Cash at end of period                                 $ 9,000        $24,000
                                                      ========        =======

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest                                              $ 2,000         $6,000
Income taxes                                              --            --


            See accompanying notes to unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

Camera Platforms International, Inc. ("CPI" or the "Company"), was organized in the state of Delaware in 1985 to engage in the business of leasing camera cars and other related equipment to motion picture and television production companies. The Company rents and leases a wide variety of production equipment to the film and video industries.

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company's losses, negative cash flows from operations and its working capital deficit raise substantial doubt about the Company's ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, an additional cash infusion. There is no assurance that additional cash will be provided or that cash flow from operations will be sufficient to meet the Company's obligations. DOOFF, LLC,the current lender, has indicated that it will no longer fund the Company. On April 20, 2007, the Company sold substantially all of its assets to Moving Vehicular Platforms, Inc, a non-affiliated California Corporation. As a result of this sale, the Company will no longer generate operating revenue or have other sources of cash to pay its obligations as they come due. See Note 2.

2. SUBSEQUENT EVENT - SALE OF ASSETS

On April 20, 2007, pursuant to an Asset Purchase Agreement ("the Agreement") entered into in January 2007, the Company sold substantially all of its assets to Moving Vehicular Platforms, Inc. ("MVP"). MVP paid a total purchase price of $500,000. The Company used the $400,000 from the sale to make principal payments on loans made to it by DOOFF, LLC, a related party. As part of the agreement, MVP paid the Company a deposit of $50,000. Of that amount, $25,000 was held in trust by DOOFF, LLC, the Company's secured lender.

In addition, MVP entered into a sublease agreement for the Company's premises at 10909 Vanowen Street in North Hollywood, California.

Immediately after the consummation of the asset sale, the Company had no operating business or sources of revenues. The board of directors is evaluating several possible options, including offering the Company as a public "shell" corporation to a private operating business whereby the Company's current shareholders would retain some ownership interest in the surviving public corporation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization and the rental asset valuation allowance. Depreciation and amortization is determined using the straight-line method over the estimated useful life of the property and equipment, using periods ranging from three to ten years.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalents

The Company considers all highly liquid investments held at financial institutions with maturity dates of three months or less at the time of acquisition to be cash equivalents.

Per Share Data

The basic income (loss) per share is calculated based upon the weighted average number of common shares outstanding during each period. Diluted income (loss) per share is calculated based upon the weighted average of shares of common stock outstanding and shares that would have been outstanding assuming the issuance of common stock for all dilutive potential common stock outstanding. The Company's outstanding stock options have not been included in the calculation of the weighted average shares of common stock as they would have an antidilutive effect.

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

Advertising Costs

The Company expenses advertising costs over the period it benefits, generally 12 months. The Company incurred and expensed no advertising costs during the quarters ended March 31, 2007 and 2006.

Equipment Leases

The Company's leasing operations consist primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally range from

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 - PROPERTY AND EQUIPMENT

                                                  March 31,      December 31,
                                                    2007            2006

Rental equipment                                $2,484,000       $2,484,000
Machinery and equipment                             90,000           90,000
Leasehold improvements                              12,000           12,000
Furniture and fixtures                              26,000           26,000
Automobiles and trucks                              29,000           29,000
                                                ----------       ----------
                                                $2,641,000       $2,641,000
Less accumulated depreciation and amortization   2,626,000        2,621,000
Less rental asset valuation allowance               15,000           20,000
                                                 ---------        ---------
                                                   $ --             $ --
                                                  ========         ========

The valuation allowance has been reduced by $5,000 and $10,000 which was recorded against and reduced depreciation expense for the quarters ended March 31, 2007 and 2006, respectively.

During the quarter ended March 31, 2006, the Company disposed of fully-depreciated equipment with an original cost of $13,000.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


5. NOTES PAYABLE - RELATED PARTIES

Notes payable - related party consists of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, which matured June 2006 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $193,000 at both March 31, 2007 and December 31, 2006. These loans are with DOOFF,LLC.
One director and two principal shareholders of the Company are also principals of DOOFF, LLC. As of March 31, 2007, the Company was $563,000 in arrears in its interest payments to DOOFF, LLC. and $193,000 in arrears in principal payments due under the terms of these loans. DOOFF, LLC has notified the Company that it is in material default under the terms of the loan agreements, and that no further funds will be made available to the Company. DOOFF, LLC has the right, under the terms of the loan, to foreclose on its collateral.

During the quarter ended March 31, 2006, two directors, including the Chief Executive Officer of the Company, loaned the Company, unsecured, $22,000 for operating capital. The amounts were loaned without interest and were repaid in full during April 2006.

6. NOTE PAYABLE - BANK

On June 14, 2006, the Company entered into a loan agreement with a non-affiliated bank. The Company borrowed $100,000 at prime (8.25% at March 31, 2007) with payments of $5,000 per month plus interest. The remaining unpaid balance is due June 10, 2007. The loan is guaranteed by a trust controlled by one of the principal shareholders of the Company. The loan proceeds were used to pay a portion of past due interest due to DOOFF LLC. The amount outstanding on the note was $55,000 at March 31, 2007.

7. INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At March 31, 2007, the Company has net operating loss-carry forwards of approximately $16 million for federal tax purposes, which expire from 2007 to 2026. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $1 million for California tax purposes, which expire from 2007 to 2016.

At March 31, 2007, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $5.6 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization. There was a decrease in the valuation allowance of approximately $3 million in 2006 due to the expiration of a portion of the state loss carryforward.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets. During 2007, the Company recognized a reduction in the benefit from tax loss carryfowards, and a commensurate decrease in the valuation allowance, due to the expiration of tax loss carryforwards.

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)


8. COMMITMENTS AND CONTINGENCIES

Lease

On January 16, 2004, the Company entered into a new lease of its premises.
The lease expires December 31, 2007. The lease expense increases annually based on a cost of living index and the Company is also responsible for common area maintenance charges, utilities, property taxes and insurance. Rent expense with regard to this lease was approximately $25,000 for the quarters ended March 31, 2007 and 2006. As part of the sale of its assets (Note 2) the Company entered into a sublease agreement with MVP for the remainder of the lease term, effective April 2007.

Commencing January, 2005 the Company entered into an agreement with DOOFF LLC, its secured lender, by which DOOFF LLC occupies approximately one-half of the space leased by the Company. The Company is recording the amount due to it by DOOFF LLC under this agreement as a payment of past interest due.
During each of the quarters ended March 31, 2007 and 2006 the Company recognized $11,000 in rental income, classified as miscellaneous income.

9. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the quarters ending March 31, 2007 and 2006. No geographic area outside the United States accounted for more than ten percent of total sales during the last three years.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender, DOOFF, LLC, which has matured. The Company owed $193,000 at March 31, 2007, but no further advances are available.

In addition the Company has failed to make interest payments totaling $563,000 to DOOFF, LLC. The Company has no source of repayment of these obligations. DOOFF, LLC has the right, under the terms of its loan, to foreclose on the collateral.

As a result of the sale of substantially all its assets on April 20, 2007 there are no ongoing operations or other source of revenue to provide cash to meet the Company's ongoing obligations as they become due.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

RESULTS OF OPERATIONS

The following analysis compares the three months ended March 31, 2007 with the three months ended March 31, 2006.

The Company began to sell its rental inventory in the fourth quarter of 2005. Over the last year, the proceeds of these ongoing sales were used to fund operations and repay past due interest to its secured lender. Despite the Company's efforts to increase sales revenue and reduce expenses in the past year, the Company continued to experience a negative cash flow during 2006. After considering several alternatives, on January 30, 2007 the Company entered into an Asset Purchase Agreement with Moving Vehicular Platforms to sell substantially all of its assets. The Board of Directors and management agreed that this asset sale was in the best interest of the Company and stockholders. The Company's stockholders will not receive any cash, stock or other property in connection with, or as a result of, the sale of substantially all of its assets. The Company's common stock will, subject to regulatory considerations, continue to be quoted on the OTC Bulletin Board and the Company will make reasonable efforts to continue to file all required reports with the SEC.

As a result of the sale there will be no ongoing operations to provide cash to meet the Company's ongoing obligations as they become due.

The Company has not yet made any determination about future business plans. The board of directors is evaluating several possible options, including offering the Company as a public "shell" corporation to a private operating business whereby the Company's current shareholders would retain some ownership interest in the surviving public corporation.

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

Item 3.   Defaults upon Senior Securities

 As of March 31, 2007, the Company was $563,000 in arrears in its interest payments and $193,000 in arrears in principal payments under the terms of the loans from DOOFF LLC (see Notes 2 and 5 to Financial Statements).

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits 31 and 32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) On February 1, 2007 the Company filed a report on Form 8-K disclosing the entry into an asset purchase agreement with Moving Vehicular Platforms, Inc. to sell substantially all of its assets. The asset purchase agreement was attached as an exhibit to the filing.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                       /s/ Martin Perellis

Date:   May  8, 2007                 Martin Perellis
                                     Chairman of the Board,
                                     Chief Executive and
                                     Chief Financial Officer