Form 10-Q
period 2007-06-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2007-08-10
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

[Mark one]
[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2007

                                       OR

[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number:  0-14675

                     CAMERA PLATFORMS INTERNATIONAL, INC.
           (Exact name of registrant as specified in its charter)
       Delaware                               95-4024550
(State or other jurisdiction        (IRS Employer Identification No.)
of incorporation or organization)

                   2211 N. Refugio Road, Santa Ynez, CA  93460
                (Address of principal executive offices) (Zip Code)

                               (805) 565-9520
              (Registrant's telephone number, including area code)

           10909 Vanowen Street, North Hollywood, California, 91605
            (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2007.

Common Stock $.0005 par value                           23,740,964
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.


Part I	FINANCIAL INFORMATION


                                       CONTENTS

                                                                      Page
                                                                     Number

   Item 1.    Financial Statements:

              Balance Sheets at June 30, 2007,
                and December 31, 2006                                    3

              Statements of Operations for the Three Months
                and Six Months ended June 30, 2007 and 2006              4

              Statements of Cash Flows for the Six Months
                ended June 30, 2007 and 2006                             5

              Notes to Unaudited Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

   Item 3.    Quantitative and Qualitative Disclosures about             12
              Material Risk

   Item 4.    Controls and Procedures                                    12


PART II.      OTHER INFORMATION                                          14

   Item 1.    Legal Proceedings                                          14

   Item 2.    Unregistered Sales of Equity Securities and Uses of
              Proceeds                                                   14

   Item 3.    Defaults on Senior Securities                              14

   Item 4.    Submission of Matters to a Vote of Securty Holders         14

   Item 5.    Other Information                                          14

   Item 6.    Exhibits and Reports on Form 8-K                           14


              Signature Page                                             15

   Exhibits 31 and 32   Certifications Pursuant to Section 906 of
     the Sarbanes-Oxley Act of 2002.

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                  (UNAUDITED)
                                                    JUNE 30,   DECEMBER 31,
                                                      2007         2006
	                            ASSETS

Current Assets
Cash                                                $ 16,000      $36,000
Accounts receivable, less allowance for
   doubtful accounts of $0 in 2007 and 2006              -          7,000
Other receivables                                        -         25,000
Prepaid expenses and other current assets              6,000       11,000
                                                     -------      -------
        Total current assets                          22,000       79,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                     -            -
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                    $ 44,000     $101,000
                                                    ========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                        -        $  6,000
Deposit on sale of assets - Note 2                      -          25,000
Deposits                                              13,000         -
Accrued interest                                     586,000      532,000
Accrued expenses                                      10,000       25,000
Accrued taxes                                         19,000       19,000
Note payable - bank - Note 5                             -         70,000
Notes payable - related party - Note 6             1,378,000    1,693,000
                                                   ---------    ---------
         Total current liabilities                 2,006,000    2,370,000

Commitments and Contingencies - Notes 7 and 8

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
  shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,135,000   27,121,000
Accumulated deficit                              (29,109,000) (29,402,000)
                                                 ------------ ------------
Total shareholders' deficit                       (1,962,000)  (2,269,000)
                                                  -----------  -----------
                                                    $ 44,000     $101,000
                                                  ===========  ===========


           See accompanying notes to unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                  Three months ended          Six months ended
                                        June 30,                  June 30,
                                    2007         2006          2007        2006
Revenues
Revenues from rental
   operations                     $ 13,000     $127,000     $ 68,000     $186,000

Expenses
Cost of rental operations           71,000       82,000      149,000      150,000
Selling, general and
   administrative                   29,000       19,000       68,000       33,000
Contributed management services      5,000        9,000       14,000       18,000
                                   -------      -------      -------      -------
                                   105,000      110,000      231,000      201,000

Gain on sale of assets - net       500,000      120,000      500,000      120,000
                                   -------      -------      --------    ---------
Operating income                   408,000      137,000      337,000      105,000

Other income                        23,000       14,000       34,000       25,000
Interest expense, net              (34,000)     (43,000)     (78,000)     (85,000)
                                  ---------    ---------     --------     --------
Net income                        $397,000     $108,000     $293,000      $45,000
                                 ==========   ==========    =========   ==========
Basic and diluted income
   per share                        $0.01        $0.00        $0.01        $0.00


Weighted average number of
 shares outstanding              23,740,964  23,740,964    23,740,964   23,740,964


               See accompanying notes to financial statements.

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Six months ended                               June 30, 2007     June 30, 2006
OPERATING ACTIVITIES
  Net income (loss)                                $293,000           $45,000
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
  Gain on sale of property and equipment           (500,000)         (120,000)
  Depreciation and amortization                       5,000            21,000
  Change in valuation allowance                      (5,000)          (21,000)
  Contributed management services                    14,000            18,000
Changes in assets and liabilities:
  Accounts receivable                                 7,000            (4,000)
  Prepaid expenses and other current assets          30,000              -
  Accounts payable                                   (6,000)            1,000
  Deposits                                           13,000              -
  Accrued and other liabilities                      14,000           (77,000)
                                                   --------          ---------
Net cash used in operating
  activities                                       (135,000)         (137,000)

INVESTING ACTIVITIES
Proceeds from disposal of equipment                 500,000           120,000
                                                    --------          --------
Net cash provided by investing activities           500,000           120,000

FINANCING ACTIVITIES
Proceeds from borrowings from short-term debt        85,000           122,000
Repayment of borrowings from short-term debt       (470,000)          (22,000)
                                                   ---------          --------
Net cash provided (used) by financing activities   (385,000)          100,000

Net increase (decrease) in cash                     (20,000)           83,000
Cash at beginning of period                          36,000            25,000
                                                     ------           -------
Cash at end of period                               $16,000          $108,000
                                                    =======           =======

Supplemental disclosure of cash flow information
Cash paid during the period for:

  Interest                                             -             $123,000
  Income taxes                                       $1,000            $1,000


            See accompanying notes to unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006

The accompanying financial statements have been prepared on a going concern basis of accounting which contemplates the realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

The Company has a history of losses and currently has no operations and no sources of revenue or cash. This raises substantial doubt about the Company's ability to continue as a going concern and the appropriateness of using the going concern basis, which is dependent upon, among other things, the willingness of shareholders to make funds available to the Company.

The Company's business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.
A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise becoming a publicly-held corporation. As of the date of the accompanying financial statements and subsequent thereto, the Company does not have any operations.

2. - SALE OF ASSETS

On April 20, 2007, pursuant to an Asset Purchase Agreement ("the Agreement") entered into in January 2007, the Company sold substantially all of its assets to Moving Vehicular Platforms, Inc. ("MVP"). MVP paid a total purchase price of $500,000. The Company used $400,000 from the sale to make principal payments on loans made to it by DOOFF, LLC, a related party.

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

3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

As a result of the sale on April 20 ,2007, the Company no longer has any property or equipment. Property and equipment was stated at cost, less accumulated depreciation and amortization and the rental asset valuation allowance. Depreciation and amortization was determined using the straight-line method over the estimated useful life of the property and equipment, using periods ranging from three to ten years.

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

Concentration of Credit Risk and Accounts Receivable

As a result of the sale on April 20, 2007 (Note 2), the Company no longer has any customers or accounts receivable. The Company's customers were principally engaged in the production of motion pictures or television programming, or were suppliers to such companies. Credit was extended based on an evaluation of the customer's financial condition. Receivables arising from the granting of credit under normal trade terms were generally due within 30 to 90 days and were generally not collateralized. Collections of accounts receivable were consistently within management's expectations.

The Company maintained an allowance for doubtful accounts for estimated losses that might have arisen if any of its customers were unable to make required payments. Management specifically analyzed the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determined that the financial condition of any of its customers had deteriorated, whether due to customer-specific or general economic issues, increases in the allowance may have been made. Accounts receivable were written off when all collection attempts had failed.

Equipment Leases

As a result of the sale on April 20, 2007 (Note 2), the Company no longer has any equipment leasing operations. The Company's leasing operations consisted primarily of short-term rentals of camera cars, camera dollies and cranes. These rentals generally ranged from one day to several weeks in

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

duration, with occasional rentals of several months. None of the rentals were noncancelable leases, and no contingent rentals were included in the Company's statements of operations.

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

The Company operated in a single business segment. The Company leased and rented equipment for the motion picture, television and theatrical production and music industries. The Company currently has no operating business.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

                                                  June 30,      December 31,
                                                    2007             2006

Rental equipment                                   $   -         $2,484,000
Machinery and equipment                                -             90,000
Leasehold improvements                                 -             12,000
Furniture and fixtures                                 -             26,000
Automobiles and trucks                                 -             29,000
                                                ----------       ----------
                                                       -         $2,641,000
Less accumulated depreciation and amortization         -          2,621,000
Less rental asset valuation allowance                  -             20,000
                                                 ---------        ---------
                                                   $   -            $  -
                                                  ========         ========

The valuation allowance was reduced by $5,000 and $35,000 which was recorded against and reduced depreciation expense for the six months ended June 30, 2007 and 2006, respectively. The balance of the valuation allowance was reduced as a result of the sale of the associated equipment in April 2007.

5. NOTE PAYABLE - BANK

On June 14, 2006, the Company entered into a loan agreement with a non-affiliated bank. The Company borrowed $100,000 at prime (8.25% at June 30, 2006) with payments of $5,000 per month plus interest. The remaining unpaid balance was due June 10, 2007. The loan was guaranteed by a trust controlled by one of the principal shareholders of the Company. The loan was paid in full in April 2007 with proceeds from the sale of the Company's assets.

6. NOTES PAYABLE - RELATED PARTY

Notes payable - related party consist of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, which matured June 2006 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $85,000 at June 30, 2007 and $193,000 at December 31, 2006. The balance outstanding on the term loan was $1,293,000 at June 30, 2007 and $1,500,000 at Decmeber 31, 2006.
These loans are with DOOFF, LLC. One director and two principal shareholders of the Company are also principals of DOOFF, LLC. As of June 30, 2007, the Company was $586,000 in arrears in its interest payments to DOOFF, LLC. and was in default under the terms of these loans. The Company used part of the proceeds from the sale of its assets (Note 2) to repay the line of credit in the amount of $193,000 and to repay the term loan in the amount of $207,000. Subsequent to the repayment, DOOFF, LLC advanced $85,000 to the Company under the same terms as the expired revolving line of credit. During the quarter ended June 30, 2007 the Company made interest payments to DOOFF LLC of $11,000 comprised of an offset for subrented space (Note 8).

                    CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

7.  INCOME TAXES

The Company utilizes the liability method under SFAS No. 109 to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply when the differences are expected to reverse.

At December 31, 2006, the Company has net operating loss-carry forwards of approximately $16 million for federal tax purposes, which expire from 2007 to 2026. Because of statutory "ownership changes" the amount of net operating losses which may be utilized in future years are subject to significant annual limitations. The Company also has operating loss carryforwards of approximately $1 million for California tax purposes, which expire from 2007 to 2016

At December 31, 2006, total deferred tax assets, consisting principally of net operating loss carryforwards, amounted to approximately $5.6 million. For financial reporting purposes, a valuation allowance has been recognized in an amount equal to such deferred tax assets due to the uncertainty surrounding their ultimate realization.

The effective tax rate differs from the U.S. Federal statutory rate principally due to the valuation allowance recognized due to the uncertainty surrounding the ultimate realization of deferred tax assets.

8. COMMITMENTS AND CONTINGENCIES

Lease

On January 16, 2004, Company entered into a new lease of its premises.
The lease expires December 31, 2007 and contains an option to extend the term for five additional years contingent upon (1) The lessor exercising its option to extend the master lease on the premises beyond its current December 31, 2007 expiration, (2) that the Company notify the lessor in writing of its intention to renew prior to April, 2007 and (3) Argus Pacific, the lessor of space contiguous to that occupied by the Company, exercises its option to extend. The lease expense increases annually based on a cost of living index and the Company is also responsible for common area maintenance charges, utilities, property taxes and insurance. Rent expense with regard to this lease was approximately $25,000 and $24,000 for the quarters ended June 30, 2007 and 2006, respectively.

Commencing January, 2005 the Company entered into an agreement with DOOFF LLC, its secured lender by which DOOFF LLC occupies approximately one-half of the space leased by the Company. The Company is recording the amount due to it by DOOFF LLC under this agreement as sub-rental income, offsetting interest due to DOOFF LLC.

As part of the sale of its assets (Note 2), MVP entered into a sublease agreement for the remainder of the Company's premises at 10909 Vanowen Street in North Hollywood, California not already subleased by DOOFF, LLC.

During each of the quarters ended June 30, 2007 and 2006, the Company recognized $11,000 in rental income from DOOFF, LLC classified as miscellaneous income. Additionally, in the current quarter, the Company recognized $12,000 in rental income from MVP, also classified as miscellaneous income.

9. SALES TO MAJOR CUSTOMERS AND GEOGRAPHIC AREAS

No revenue derived from a single customer accounted for more than ten percent of total revenue during the quarters ended June 30, 2007 and 2006. No geographic area outside the United States accounted for more than ten percent of total sales during the quarters ended June 30, 2007 and 2006.

10. CONTRIBUTED MANAGEMENT SERVICES

During each of the quarters ended June 30, 2007 and 2006, there were contributions of services from and on behalf of the Chief Executive and Chief Financial Officers valued at $5,000 and $9,000, respectively, which were recorded as an expense and an increase to additional paid-in capital.

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

Revenue Recognition - As a result of the sale on April 20, 2007 (Note 2 to the Financial Statements), the Company has no operations and no revenue. The Company recognized revenue over the related equipment rental period using prices that were negotiated at the time of rental.

Allowance for Doubtful Accounts - As a result of the sale on April 20, 2007 (Note 2 to the Financial Statements), the Company has no accounts receivable. The Company maintained an allowances for doubtful accounts for estimated losses that might have resulted from the inability or unwillingness of its customers to make required payments.

Rental Asset Valuation Allowance - The Company established a rental asset valuation allowance when the assets were put in service to consider the excess cost over their estimated fair market value based upon expected future rental revenue. As a result of the sale on April 20, 2007 (Note 2 to the Financial Statements), the Company no longer has any equipment or asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. which matured in June, 2006, and a $1,500,000 term loan maturing in 2010. The Company has been in material non-compliance with the terms of the loans, and its lender has indicated that no further funds will be advanced. The Company owed $85,000 under the revolving line and $1,293,000 under the term loan as of June 30, 2007. In addition, the Company has failed to make interest payments totaling $586,000 to DOOFF, LLC. The Company has a history of losses and currently has no operations and no sources of revenue or cash. the Company will make reasonable efforts to continue to file all required reports with the Security and Exchange Commission, but may not have the capital resources to continue to do so.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

RESULTS OF OPERATIONS

The following analysis compares the three months ended June 30, 2007 with the three months ended June 30, 2006.

On April 20, 2007, pursuant to an Asset Purchase Agreement entered into in January 2007, the Company sold substantially all of its assets to Moving Vehicular Platforms, Inc. ("MVP"). MVP paid a total purchase price of $500,000 and the Company recorded a gain of the same amount on the fully depreciated equipment. The Company used $400,000 from the sale to make principal payments on loans made to it by DOOFF, LLC, a related party.

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

During the same quarter of 2006, the Company sold a Classic Camera Car, a tow dolly, a process trailer and parts from two non-operating Premier and Elite Camera Cars to a Canadian rental company. The fully-depreciated equipment was sold for $120,000 and the Company recorded a gain of the same amount.

The Company engaged in rental activities for only nineteen days during the current quarter. Total costs of rentals decreased to $71,000 from $82,000. The limited decrease was due to a bonus paid to the Company's two employees as a result of the sale to MVP.

Corporate expenses increased from $19,000 in the second quarter of 2006 to $29,000 in the current quarter, primarily due to the legal expenses associated with the sale to MVP

The Company incurred no selling expenses during the current quarter or the same quarter of last year.


The following analysis compares the six months ended June 30, 2007 with the corresponding six months ended June 30, 2006.

The Company began to sell its rental inventory in the fourth quarter of 2005. Over the last eighteen months, the proceeds of these ongoing sales were used to fund operations and repay its secured lender. Despite the Company's efforts to increase sales revenue and reduce expenses, the Company continued to experience negative cash flows. After considering several alternatives, on April 20, 2007 the Company completed the sale of substantially all of its assets to Moving Vehicular Platforms. The Board of Directors and management agreed that this asset sale was in the best interest of the Company and stockholders. The Company's stockholders did not receive any cash, stock or other property in connection with, or as a result of, the sale of substantially all of its assets. The Company's common stock will, subject to regulatory considerations, continue to be quoted on the OTC Bulletin Board and the Company will make reasonable efforts to continue to file all required reports with the Security and Exchange Commission.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

RESULTS OF OPERATIONS

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

International Sales

As a result of the sale on April 20, 2007 (Note 2 to the Financial Statements) the Company currently has no sales. International sales were not a material component of the Company's total revenues.

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

Item 4.

Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                   CAMERA PLATFORMS INTERNATIONAL, INC.

PART II - OTHER INFORMATION


Item 1.	Litigation.

The Company is not party to any litigation.

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds.

None

Item 3.   Defaults on Senior Securities

As of June 30, 2007, the Company was $586,000 in arrears in its interest payments and $1,378,000 in arrears in principal payments under terms of the loans from DOOFF, LLC (see Note 6 to Financial Statements).

Item 4.  Submission of Matters to a Vote of Security Holders.

On March 12, 2007, the Company filed an information statement on Schedule 14(c) with the Securities and Exchange Commission disclosing that holders of a majority of the issued and outstanding voting securities of the Company approved by written consent dated February 27, 2007 the sale of substantially all of its assets to Moving Vehicular Platforms, Inc. No proxy or vote of the remaining shareholders was solicited or required.


Item 5.  Other Information

None

Item 6.	Exhibits and Reports and Reports Filed on Form 8-K

The following Exhibits are filed as part of this Report

(a) Exhibits 31 and 32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed a report on Form 8-K dated April 20, 2007 pursuant to Item. 2.01, Completion of Acquisition or Disposition of Assets, disclosing the completion of the sale of substantially all of its assets to Moving Vehicular Platforms.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                      /s/ Martin Perellis

Date:   August 9, 2007               Martin Perellis
                                     Chairman of the Board,
                                     Chief Executive and
                                     Chief Financial Officer

\