Form 10-Q
period 2007-09-30
CAMERA PLATFORMS INTERNATIONAL INC
filed 2007-11-07
CIK 775714

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

[Mark one]
[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2007

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

                2211 N. Refugio Road, Santa Ynez, California 93460 (Address of principal executive offices) (Zip Code)

                              (805) 656-9520
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 6, 2007.

Common Stock $.0005 par value                           23,740,964
        (Class)                                    (Number of shares)

                        CAMERA PLATFORMS INTERNATIONAL, INC.


Part I	FINANCIAL INFORMATION


                                       CONTENTS

                                                                      Page
                                                                     Number

   Item 1.    Financial Statements:

              Balance Sheets at September 30, 2007
                and December 31, 2006                                   3

              Statements of Operations for the Three Months
                and Nine Months ended September 30, 2007 and 2006        4

              Statements of Cash Flows for the Nine Months
                ended September 30, 2007 and 2006                        5

              Notes to Unaudited Financial Statements                    6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        11

   Item 3.    Quantitative and Qualitative Disclosures about             12
              Material Risk

   Item 4.    Controls and Procedures                                    12


PART II.      OTHER INFORMATION                                          14

   Item 1.    Legal Proceedings                                          14

   Item 2.    Unregistered Sales of Equity Securities and Uses of
              Proceeds                                                   14

   Item 3.    Defaults on Senior Securities                              14

   Item 4.    Submission of Matters to a Vote of Security Holders        14

   Item 5.    Other Information                                          14

   Item 6.    Exhibits and Reports on Form 8-K                           14


              Signature Page                                             15

   Exhibits 31 and 32   Certifications Pursuant to Section 906 of
                        the Sarbanes-Oxley Act of 2002.

                CAMERA PLATFORMS INTERNATIONAL, INC.
                         BALANCE SHEETS

                                                  (UNAUDITED)
                                                September 30,   DECEMBER 31,
                                                      2007         2006
	                            ASSETS

Current Assets
Cash                                                $  7,000      $36,000
Accounts receivable, less allowance for
   doubtful accounts of $0 in 2007 and 2006              -          7,000
Other receivables                                                  25,000
Prepaid expenses and other current assets                -         11,000
                                                     -------      -------
        Total current assets                           7,000       79,000

Property and equipment, net of depreciation,
 amortization and rental asset valuation
 allowance - Note 3                                     -            -
Deposits and other assets                             22,000       22,000
                                                    --------   ----------
                                                     $29,000     $101,000
                                                    ========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable                                      $ -         $ 6,000
Deposit on sale of assets - Note 2                      -          25,000
Deposits                                              13,000         -
Accrued interest                                     642,000      532,000
Accrued expenses                                       9,000       25,000
Accrued taxes                                         28,000       19,000
Note payable - bank - Note 4                            -          70,000
Notes payable - related party - Note 5             1,355,000    1,693,000
                                                   ---------    ---------
         Total current liabilities                 2,047,000    2,370,000

Commitments and Contingencies - Notes 6 and 7

Shareholders' Equity (deficit)

Common stock $.0005 par value; 100,000,000
  shares authorized; 23,740,964 shares issued
and outstanding                                       12,000       12,000
Additional paid-in capital                        27,138,000   27,121,000
Accumulated deficit                              (29,168,000) (29,402,000)
                                                 ------------ ------------
Total shareholders' deficit                       (2,018,000)  (2,269,000)
                                                  -----------  -----------
                                                     $29,000     $101,000
                                                  ===========  ===========


           See accompanying notes to unaudited financial statements.

       4             CAMERA PLATFORMS INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                     Three months ended        Nine months ended
                                       September 30,              September 30,
                                      2007        2006          2007        2006
Revenues                                -            -           -             -

Expenses
Insurance, legal and accounting       22,000       13,000       77,000       37,000
Contributed management services        3,000        9,000       17,000       27,000
Interest expense                      34,000       44,000      112,000      129,000
                                     -------      -------      -------      -------
Net loss from continuing operations   59,000       66,000      206,000      193,000

Gain (loss)from operations of
  discontinued operations - Note 2      -          10,000      (60,000)     182,000
Gain on disposal of operating assets
  including operating loss during
  the phase-out period - Note 2         -            -         500,000         -
                                    ---------    ---------     --------     --------
Net income (loss)                   ($59,000)    ($56,000)    $234,000     ($11,000)
                                   ==========   ==========    =========    =========
Basic and diluted income
  (loss) per share                    ($0.00)      ($0.00)      ($0.01)      ($0.00)


Weighted average number of
 shares outstanding                23,740,964   23,740,964   23,740,964   23,740,964


               See accompanying notes to financial statements.

       5            CAMERA PLATFORMS INTERNATIONAL, INC.
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)

Nine months ended                            September 30, 2007     September 30, 2006
OPERATING ACTIVITIES
  Net income (loss)                                $234,000         ($11,000)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities and discontinued
   operations:
  Gain on sale of property and equipment           (500,000)         (120,000)
  Depreciation and amortization                       5,000            51,000
  Change in valuation allowance                      (5,000)          (51,000)
  Contributed management services                    17,000            27,000
Changes in assets and liabilities:
  Accounts receivable                                 7,000           (11,000)
  Prepaid expenses and other current assets           4,000             1,000
  Accounts payable                                   (6,000)           (4,000)
  Other current liabilities                          91,000           (52,000)
                                                   ---------         ---------
Net cash used in operating
  activities and discontinued operations           (153,000)         (170,000)

INVESTING ACTIVITIES
Proceeds from disposal of equipment                 500,000           120,000
                                                   ---------         ---------
Net cash provided by investing activities           500,000           120,000

FINANCING ACTIVITIES
Proceeds of borrowings from short-term debt          94,000           122,000
Repayment of borrowings from short-term debt       (470,000)          (42,000)
                                                   ---------         ---------
Net cash provided (used) by financing activities   (376,000)           80,000

Net increase (decrease) in cash                     (29,000)           30,000
Cash at beginning of period                          36,000            25,000
                                                   ---------         ---------
Cash at end of period                                $7,000           $55,000
                                                   =========         =========

Supplemental disclosure of cash flow information
Cash paid during the period for:

  Interest                                              -            $123,000
  Income taxes                                       $1,000            $1,000


            See accompanying notes to unaudited financial statements.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
	                         (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

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

2. - SALE OF ASSETS AND DISCONTINUED OPERATIONS

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

The Company has accounted for its previous camera car rental operations as discontinued operations. Gain from operations of discontinued operations and gain on disposal of operating assets including operating loss during the phase-out period consist of the following:

                                 Three months ended        Nine months ended
                                     September 30,              September 30,
                                    2007        2006          2007        2006
Revenues from rental
   operations                      $  -         $91,000      $69,000     $277,000

Cost of rental operations           25,000       92,000      188,000      251,000

Gain on sale of assets - net          --            --          --        120,000

Subrental income                    25,000       11,000       59,000       36,000
                                  ---------    ---------     --------     --------
Gain (loss) from operations of
   discontinued operations                      $10,000      (60,000)    $182,000

Gain on disposal of operating
   assets including operating
   loss during the phase-out
   period                             -                     $500,000
                                 ==========   ==========    =========    =========

3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment

As a result of the sale on April 20, 2007, the Company no longer has any property or equipment. Property and equipment was stated at cost, less accumulated depreciation and amortization and the rental asset valuation allowance. Depreciation and amortization was determined using the straight-line method over the estimated useful life of the property and equipment, using periods ranging from three to ten years.

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

Income Taxes - FIN 48 Disclosure

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"
(FIN 48). This interpretation requires the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN 48 are effective for fiscal years beginning after Decemember 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a meterial effect on its financial statements.

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

Relassification

Cetain amounts in 2006 financial statements have been reclassified to conform with the current year's presentation.

                     CAMERA PLATFORMS INTERNATIONAL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

                                               September 30,     December 31,
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
                                                  ========         ========

The valuation allowance was reduced by $5,000 and $51,000 which was recorded against and reduced depreciation expense for the nine months ended September 30, 2007 and 2006, respectively. The balance of the valuation allowance was reduced as a result of the sale of the associated equipment in April 2007.

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

6. NOTES PAYABLE - RELATED PARTY

Notes payable - related party consist of (1) a $1,500,000 term loan, interest only payable monthly at 10% maturing June 2010, secured by all the assets of the Company and (2) a $250,000 revolving line of credit, interest only payable monthly at 10%, which matured June 2006 and also secured by all the assets of the Company. The balance outstanding on this line of credit was $62,000 at September 30, 2007 and $193,000 at December 31, 2006. The balance outstanding on the term loan was $1,293,000 at September, 2007 and $1,500,000 at September 31, 2006. These loans are with DOOFF, LLC. One director and two principal shareholders of the Company are also principals of DOOFF, LLC.
As of September 30, 2007, the Company was $642,000 in arrears in its interest payments to DOOFF, LLC. and was in default under the terms of these loans.
The Company used part of the proceeds from the sale of its assets (Note 2) to repay the line of credit in the amount of $193,000 and to repay the term loan in the amount of $207,000. Subsequent to the repayment, DOOFF, LLC has advanced $94,000 to the Company under the same terms as the expired revolving line of credit. During the quarter ended September 30, 2007 the Company made payments of principal to DOOFF LLC of $11,000 comprised of an offset for subrented space (Note 8). In addition, during the current quarter, payments to DOOFF made during the two previous quarters of 2007 and recorded against accrued interest were reclassified as principal payments.

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

8. COMMITMENTS AND CONTINGENCIES

Lease

On January 16, 2004, Company entered into a new lease of its premises.
The lease expires December 31, 2007 and contains an option to extend the term for five additional years contingent upon (1) The lessor exercising its option to extend the master lease on the premises beyond its current December 31, 2007 expiration, (2) that the Company notify the lessor in writing of its intention to renew prior to April, 2007 and (3) Argus Pacific, the lessor of space contiguous to that occupied by the Company, exercises its option to extend. The lease expense increases annually based on a cost of living index and the Company is also responsible for common area maintenance charges, utilities, property taxes and insurance. Rent expense with regard to this lease was approximately $24,000 for both the quarters ended September 30, 2007 and 2006.

Commencing January, 2005 the Company entered into an agreement with DOOFF LLC, its secured lender by which DOOFF LLC occupies approximately one-half of the space leased by the Company. The Company is recording the amount due to it by DOOFF LLC under this agreement as sub-rental income, offsetting principal due to DOOFF LLC.

As part of the sale of its assets (Note 2), MVP entered into a sublease agreement for the remainder of the Company's premises at 10909 Vanowen Street in North Hollywood, California not already subleased by DOOFF, LLC.

During the quarters ended September 2007 and 2006, the Company recognized $11,000 in rental income from DOOFF, LLC. Additionally, in the current quarter, the Company recognized $13,000 in rental income from MVP.

9. CONTRIBUTED MANAGEMENT SERVICES

During each of the quarters ended September 30, 2007 and 2006, there were contributions of services from and on behalf of the Chief Executive and Chief Financial Officers. The services were valued at $3,000 in 2007 and $9000 in 2006, which were recorded as expenses and increases to additional paid-in capital.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $250,000 revolving line of credit from its secured lender DOOFF, LLC. which matured in June, 2006, and a $1,500,000 term loan maturing in 2010. The Company has been in material non-compliance with the terms of the loans, and its lender has indicated that no further funds will be advanced. The Company owed $62,000 under the revolving line and $1,293,000 under the term loan as of September 30, 2007. In addition, the Company has failed to make interest payments totaling $642,000 to DOOFF, LLC. The Company has a history of losses and currently has no operations and no sources of revenue or cash. The Company will make reasonable efforts to continue to file all required reports with the Security and Exchange Commission, but may not have the capital resources to continue to do so.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

RESULTS OF OPERATIONS

The following analysis compares the three months ended September 30, 2007 with the three months ended September 30, 2006.

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

Corporate expenses comprised primarily of legal, insurance and accounting increased in all three categories, but primarily due to the increased accounting expenses.


The following analysis compares the nine months ended September 30, 2007 with the corresponding nine months ended September 30, 2006.

Despite the Company's efforts continued to increase sales revenue and reduce expenses, the Company continued to experience negative cash flows during 2006. After considering several alternatives, on April 20, 2007 the Company completed the sale of substantially all of its assets to Moving Vehicular Platforms. The Board of Directors and management agreed that this asset sale was in the best interest of the Company and stockholders. The Company's stockholders did not receive any cash, stock or other property in connection with, or as a result of, the sale of substantially all of its assets. The Company's common stock will, subject to regulatory considerations, continue to be quoted on the OTC Bulletin Board and the Company will make reasonable efforts to continue to file all required reports with the Security and Exchange Commission.

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

The Company has no International sales.

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

Item 4.

Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)   Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Litigation.

The Company is not party to any litigation.

Item 3.   Defaults on Senior Securities

As of September 30, 2007, the Company was $642,000 in arrears in its interest payments and $1,355,000 in arrears in principal payments under terms of the loans from DOOFF LLC (see Note 6 to Financial
Statements).

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits 31 and 32 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2007.

                 CAMERA PLATFORMS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMERA PLATFORMS INTERNATIONAL, INC.

                                     /s/ Martin Perellis

Date:   November 6, 2007             Martin Perellis
                                     Chairman of the Board,
                                     Chief Executive and
                                     Chief Financial Officer